Form 10QSB
period 1996-06-30
ASPECT DEVELOPMENT INC
filed 1996-08-13
CIK 1013334

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

               For the transition period from _______ to _______


                        Commission File Number 0-20749

                           ASPECT DEVELOPMENT, INC.
            (Exact name of registrant as specified in its charter)

                DELAWARE                        25-1622857
       (State or other jurisdiction of       (I.R.S. Employer
        incorporation or organization)      Identification No.)

                             1300 CHARLESTON ROAD
                        MOUNTAIN VIEW, CALIFORNIA 94043
         (Address of principal executive offices, including zip code)

                                (415) 428-2700
             (Registrant's telephone number, including area code)


Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        (1)   Yes    x                  No
                  -------                  --------
        (2)   Yes                       No    x
                  -------                  -------

The number of shares outstanding of the registrant's common stock as of August 8, 1996 was 11,778,993.

                           ASPECT DEVELOPMENT, INC.

                                   FORM 10-Q

                                     INDEX

PART 1.       FINANCIAL INFORMATION                                         PAGE

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets
              At June 30, 1996 and December 31, 1995                           3

              Condensed Consolidated Statements of Income
              For the three months and six months ended
              June 30, 1996 and June 30, 1995                                  4

              Condensed Consolidated Statements of Cash Flows
              For the six months ended
              June 30, 1996 and June 30, 1995                                  5

              Notes to Condensed Consolidated Financial Statements             6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                        8

PART 2.       OTHER INFORMATION

Item 1.       Legal Proceedings                                               17

Item 2.       Changes in Securities                                           17

Item 3.       Defaults Upon Senior Securities                                 17

Item 4.       Submission of Matters to a Vote of Securities Holders           17

Item 5.       Other Information                                               17

Item 6.       Exhibits and Reports on Form 8-K                                17

Signatures                                                                    18

Exhibits:

              11 - Computation of Net Income Per Share
              for the three months and six months ended
              June 30, 1996 and June 30, 1995                                 19

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           ASPECT DEVELOPMENT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                    ASSETS



                                                        June 30,             Dec. 31,
                                                          1996               1995 (1)
                                                     -------------       -------------
Current assets:                                        (unaudited)
   Cash and cash equivalents                         $     13,290         $     3,159
   Short-term investments                                  32,500                  --
   Accounts receivable                                      3,746               4,382
   Other current assets                                     1,360                 694
                                                     -------------       -------------
        Total current assets                               50,896               8,235
Property and equipment, net                                 2,310               1,397
Other assets, net                                             370                 347
                                                     -------------       -------------
        Total assets                                 $     53,576         $     9,979
                                                     =============       =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                  $        593         $       224
   Deferred revenue                                         4,205               4,338
   Capital lease obligations                                  625                 531
   Third-party royalties and fees                             564                 817
   Other current liabilities                                1,840               1,301
                                                    --------------       -------------
        Total current liabilities                           7,827               7,211
Capital lease obligations                                     554                 634
Stockholders' equity:
    Convertible preferred stock, $0.001 par value;
      Authorized 3,805,118 shares, issued and
      outstanding - none and 3,687,117, respectively
    Common stock, $0.001 par value per share; 20,000,000      --                4,916
      shares authorized, 11,748,270 issued and
      outstanding at June 30, 1996 and 5,385,312 shares
      issued and outstanding at December 31, 1995          48,360                 653
    Notes receivable from stockholders                       (320)               (320)
    Deferred compensation                                    (522)               (241)
    Accumulated deficit                                    (2,323)             (2,874)
                                                    --------------       -------------
        Total stockholders' equity                         45,195               2,134
                                                    --------------       -------------
        Total liabilities and stockholders'
         equity                                     $      53,576        $      9,979
                                                    --------------       -------------
   (1) Derived from audited financial statements as of December 31, 1995.

    See accompanying notes to Condensed Consolidated Financial Statements.


                           ASPECT DEVELOPMENT, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)

                                        Three months ended           Six months ended
                                             June 30,                     June 30,
                                        -------------------        --------------------
                                          1996       1995            1996        1995
                                        --------   --------        --------    --------
Revenues:
    Licenses                            $  3,114   $  1,644        $  5,465    $  3,340
    Subscription and maintenance           2,248      1,084           4,186       1,961
    Service and other                        425        417             737         714
                                        --------   --------        --------    --------
        Total revenues                     5,787      3,145          10,388       6,015
Cost of revenues:
    Licenses                                 147        138             246         214
    Subscription and maintenance             258        221             528         471
    Service and other                        392        136             598         347
                                        --------   --------        --------    --------
        Total cost of revenues               797        495           1,372       1,032
                                        --------   --------        --------    --------
Gross profit                               4,990      2,650           9,016       4,983
Operating expenses:
    Research and development               1,794      1,100           3,342       2,201
    Sales and marketing                    2,168      1,054           3,856       1,852
    General and administrative               748        367           1,335         713
                                        --------   --------        --------    --------
        Total operating
        expenses                           4,710      2,521           8,533       4,766
                                        --------   --------        --------    --------
Operating income                             280        129             483         217
Interest/other income(expense)               124        (3)             130           4
                                        --------   --------        --------    --------
Income before income taxes                   404        126             613         221
Provision for income taxes                    40          6              61          10
                                        --------   --------        --------    --------
Net income                              $    364   $    120        $    552    $    211
                                        ========   ========        ========    ========

Net income per share                    $   0.03   $   0.01        $  0.05     $   0.02
                                        ========   ========        ========    ========
Shares used in per share
  computations                            12,407     10,780         11,629       10,805
                                        ========   ========        ========    ========

    See accompanying notes to Condensed Consolidated Financial Statements.

                           ASPECT DEVELOPMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)

                                                     Six months ended June 30,
                                                      1996             1995
                                                 ------------     -------------
CASH FLOWS FROM OPERATING  ACTIVITIES
Net Income                                        $     552         $    211
Adjustments to reconcile net income to net
 cash from operating activities
  Depreciation and amortization                         606              171
  Noncash legal dispute settlement charge                90                -
  Changes in assets and liabilities:
    Accounts receivable                                 636           (1,114)
    Prepaid expenses and other current assets          (666)            (345)
    Accounts payable                                    369              (56)
    Accrued liabilities                                 538               67
    Deferred revenue                                   (133)             304
    Third party royalties & fees                       (253)              57
                                                -----------        ---------
Net cash provided by (used for) operating
 activities                                           1,739             (705)


CASH FLOWS FROM INVESTING  ACTIVITIES
Capital expenditures                                 (1,076)             (62)
Purchase of short term investments                  (32,500)               -
Increase in other assets                                (23)            (153)
                                                 -----------        ---------
Net cash used for investing activities              (33,599)            (215)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Initial Public Offering                42,286                -
Principal payments on capital lease obligations        (366)            (199)
Proceeds from issuance of common stock                   71               14
                                                -----------        ---------
Net cash provided by (used for) financing
 activities                                          41,991             (185)

Net increase (decrease) in cash and cash
 equivalents                                         10,131           (1,105)
Cash and cash equivalents at beginning of
 period                                               3,159            2,437
                                                -----------        ---------
Cash and cash equivalents at end of period      $    13,290        $   1,332
                                                ===========        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
Cash paid during the period for interest        $        63        $      31
                                                ===========        =========
Income taxes paid                               $        49        $       4
                                                ===========        =========
SUPPLEMENTAL SCHEDULE OF NONCASH
 FINANCING ACTIVITIES
Equipment acquired under capital lease
 obligations                                    $       380        $     183
                                                ===========        =========
Issuance of common stock for note receivable    $         -        $     210
                                                ===========        =========

See accompanying notes to Condensed Consolidated Financial Statements.

                           ASPECT DEVELOPMENT, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of Business and Basis of Presentation

       The Company develops, markets and supports enterprise client/server and reference data products that enable manufacturers to improve product development and business processes through component and supplier management. The Company was incorporated in 1990 and was in the development stage and engaged primarily in research and development until 1992. The Company sells licensed software and reference data products to customers and provides software and data services for customers both within and outside the United States.

       The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Company's Registration Statement on Form SB-2 as declared effective by the Securities and Exchange Commission on May 23, 1996 (Reg. No. 333-3840-LA). The consolidated results of operations for the period ending June 30, 1996 are not necessarily indicative of the results to be expected for any subsequent interim or annual period. The December 31, 1995 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principals.

       The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

2.     Cash Equivalents and Short-Term Investments

       The Company considers all highly liquid investments purchased with a maturity of three months or less at date of acquisition to be cash equivalents. Short-term investments generally mature within two years of purchase. Gross realized and unrealized gains and losses are not material.

       The following is a summary of the estimated fair value of available-for-sale securities at June 30, 1996. The securities are carried at amortized cost which approximates fair value, and therefore, there are no unrealized gains or losses recorded to stockholders' equity.

                                                June 30, 1996
                                                -------------
                                                (in thousands)

            Commercial Paper                       $32,500
                                                   ========

3.     Revenue Recognition

       Licenses are comprised of perpetual license fees, which are recognized as revenue after execution of a license agreement or receipt of a definitive purchase order, and shipment of the product if no significant vendor obligations remain and collection of the resulting receivables is deemed probable. Where delivery involves significant installation obligations at multiple sites, revenues are recognized on a per-site basis upon completion of installation. Product returns and sales allowances (which were not significant through June 30, 1996) are estimated and provided for at the time of sale.

       Revenue from subscription and maintenance agreements is deferred and recognized on a straight-line basis over the life of the related agreement, typically one year.

       Service and other revenues are comprised of service, consulting and development fees. Service revenues from training and consulting are recognized upon completion of the work to be performed. Development fees are recognized as revenue in accordance with the terms of the agreements, generally when related costs have been incurred. The Company retains complete ownership of all technology developed under these agreements.


3.     Net Income Per Share

       Net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of the incremental common shares issuable upon conversion of the Series A, B, and C convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of options (using the treasury stock method). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and staff policy, such computations include all common and common equivalent shares issued within 12 months of the filing date of the Company's Registration Statement on Form SB-2 as if they were outstanding for all periods presented using the treasury stock method.

4.     Initial Public Offering

       In May 1996, the Company completed its initial public offering and issued 2,322,500 new shares of its common stock to the public at $20.00 per share. The Company received approximately $42.3 million in cash, net of underwriting discounts, commissions and other offering costs. Simultaneously with completion of the offering, 3,687,117 outstanding shares of preferred stock were automatically converted into common stock on a one-to-one basis.

5.     Settlement of Dispute

       In May 1996, the Company issued an option to a third party to purchase up to 100,000 shares of common stock at a price of $8.10 per share to obtain the release of all claims arising from a dispute with such party. The Company recorded a charge of $90,000 in connection with this grant. Such amount is included within Interest/other income(expense).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors That May Affect Future Results" as well as those discussed in this section and elsewhere in this Report, and the risks discussed in the "Risk Factor's" section included in the Company's Registration Statement on Form SB-2 as declared effective by the Securities and Exchange Commission on May 23, 1996 (Reg. No. 333-3840-LA).

RESULTS OF OPERATIONS

REVENUES

       The Company's revenues are divided into three categories: license revenues, subscription and maintenance revenues, and service and other revenues. License revenues are comprised principally of perpetual license fees for the Company's client/server software and reference data products. Subscription and maintenance revenues are comprised principally of annual subscription and maintenance fees for the Company's products, including its Explore client/server software, its VIP family of component reference databases and the CAPS reference data product. Service and other revenues are comprised principally of fees for consulting, development and training services performed by the Company. The Company recognizes revenues in accordance with the American Institute of Certified Public Accountants Statement of Position 91-1 on Software Revenue Recognition. License revenues are recognized after execution of a license agreement, or receipt of a definitive purchase order, and shipment of the product if no significant vendor obligations remain and collection of the resulting receivables is deemed probable. Product returns and sales allowances (which were not significant through June 30, 1996) are estimated and provided for at the time of sale. When delivery involves significant obligations at multiple sites, revenues are recognized on a per-site basis upon completion of installation. Revenues from subscription and maintenance agreements are deferred and recognized on a straight-line basis over the life of the related agreement, which is typically twelve months. Service revenues from training and consulting are recognized upon completion of the work to be performed. Development revenues are recognized in accordance with the terms of the agreements, generally when related costs have been incurred.

       Licenses. Revenues from licenses increased from $1,644,000 for the three months ended June 30, 1995, to $3,114,000 for the three months ended June 30, 1996, and increased from $3,340,000 for the six months ended June 30, 1995, to $5,465,000 for the six months ended June 30, 1996. This increase was due primarily to the increased acceptance of the Company's Explore and VIP products.

       Subscription and Maintenance Revenues. Subscription and maintenance revenue increased from $1,084,000 for the three months ended June 30, 1995, to $2,248,000 for the three months ended June 30, 1996, and increased from $1,961,000 for the six months ended June 30, 1995, to $4,186,000 for the six months ended June 30, 1996. This increase was due primarily to the renewals of subscriptions and maintenance agreements from the installed base of customers and the increased market acceptance of the Company's Explore and VIP products.

       Service and Other Revenue. Service and other revenue increased from $417,000 for the three months ended June 30, 1995, to $425,000 for the three months ended June 30, 1996, and increased from $714,000 for the six months ended June 30, 1995, to $737,000 for the six months ended June 30, 1996. This increase was due primarily to increased consulting fees in 1996 offset by a decrease in development revenues caused by the conclusion of a development contract in 1995.

COST OF REVENUES

       Cost of Licenses. Cost of licenses consists primarily of license fees and royalties paid to third party vendors, primarily Oracle, and shipping expenses. Cost of licenses increased from $138,000 for the three months ended June 30, 1995, to $147,000 for the three months ended June 30, 1996, and increased from $214,000 for the six months ended June 30, 1995, to $246,000 for the six months ended June 30, 1996, representing 8.4%, 4.7%, 6.4% and 4.5% of license revenues for the three months ended June 30, 1995 and 1996 and for the six months ended June 30, 1995 and 1996. The decrease in cost of licenses as a percent of license revenues from 1995 to 1996 were due primarily to the higher revenue base.

       Cost of Subscription and Maintenance Revenues. Cost of subscription and maintenance revenues consists primarily of license fees and royalties paid to third-party vendors, primarily Information Handling Systems for the CAPS reference data product, and personnel-related costs incurred in providing centralized telephone support and related technical support to customers. Cost of subscription and maintenance revenues increased from $221,000 for the three months ended June 30, 1995, to $258,000 for the three months ended June 30, 1996, and increased from $471,000 for the six months ended June 30, 1995, to $528,000 for the six months ended June 30, 1996, representing 20.4%, 11.5%, 24.0% and 12.6% of subscription and maintenance revenues for the three months ended June 30, 1995 and 1996 and for the six months ended June 30, 1995 and 1996, respectively. While the absolute dollars increased for each period presented, the cost of subscription and maintenance revenues decreased as a percentage of related revenues over such periods primarily as a result of allocating related costs over a larger customer base.

       Cost of Service and Other Revenues. Cost of service and other revenues consist primarily of personnel related costs incurred in providing consulting services, development services and training to customers. Cost of service and other revenues increased from $136,000 for the three months ended June 30, 1995, to $392,000 for the three months ended June 30, 1996, and increased from $347,000 for the six months ended June 30, 1995, to $598,000 for the six months ended June 30, 1996, representing 32.6%, 92.2%, 48.6% and 81.1% of service and other revenues for the three months ended June 30, 1995 and 1996 and for the six months ended June 30, 1995 and 1996, respectively. The increase in cost of service and other revenues as a percent of service and other revenues was due primarily to an increase in the number of consultants being engaged by the Company in advance of the build up of consulting revenues.


OPERATING EXPENSES

       Research and Development. Research and development expenses consist primarily of engineering personnel costs. Research and development expenses increased from $1,100,000 for the three months ended June 30, 1995, to $1,794,000 for the three months ended June 30, 1996, and increased from $2,201,000 for the six months ended June 30, 1995, to $3,342,000 for the six months ended June 30, 1996, representing 35.0%, 31.0%, 36.6% and 32.2% of total revenues for the three months ended June 30, 1995 and 1996 and for the six months ended June 30, 1995 and 1996, respectively. The increase in research and development expenses in absolute dollars was primarily attributable to increased staffing and associated support for technical staff throughout 1995 and during the first half of 1996.

       Sales and Marketing. Sales and marketing expenses include salaries, commissions, advertising, travel, trade show, public relations and other selling
and marketing related expenses.   Sales and marketing expenses increased from
$1,054,000 for the three months ended June 30, 1995, to $2,168,000 for the three months ended June 30, 1996, and increased from $1,852,000 for the six months ended June 30, 1995, to $3,856,000 for the six months ended June 30, 1996, representing

33.5%, 37.5%, 30.8% and 37.1% of total revenues for the three months ended June 30, 1995 and 1996 and for the six months ended June 30, 1995 and 1996, respectively. The increase in sales and marketing expenses both in absolute dollars and as a percentage of revenues was due primarily to the addition of sales and marketing personnel and increased marketing activities, including trade shows and promotional expenses. The Company expects sales and marketing expenses to increase in absolute dollars as the Company releases and promotes new products; however, there can be no assurance that increased sales and marketing spending will result in increased revenues.

       General and Administrative. General and administrative expenses include personnel costs for administration, finance, human resources and general management, along with legal and accounting expenses and other professional services. General and administrative expenses increased from $367,000 for the three months ended June 30, 1995, to $748,000 for the three months ended June 30, 1996, and increased from $713,000 for the six months ended June 30, 1995, to $1,335,000 for the six months ended June 30, 1996, representing 11.7%, 12.9%, 11.9% and 12.9% of total revenues for the three months ended June 30, 1995 and 1996 and for the six months ended June 30, 1995 and 1996, respectively. The increase in general and administrative expenses was primarily the result of increased staffing and associated expenses necessary to manage and support the Company's growth. The Company believes that its general and administrative expenses will increase in absolute dollars in the future as the Company expands its staffing, but may decrease as a percentage of total revenues in the event that revenues increase.

INTEREST / OTHER INCOME AND EXPENSE

       Interest and other income and expense represents interest income earned on the Company's cash, cash equivalents and short-term investments, and other items. Interest and other income and expense increased from a net expense of $3,000 for the three months ended June 30, 1995, to net income of $124,000 for the three months ended June 30, 1996 and from net income of $4,000 for the six months ended June 30, 1995, to $130,000 for the six months ended June 30, 1996, primarily due to higher cash balances resulting from the infusion of cash from the initial public offering, offset in the second quarter of 1996 by a $90,000 expense related to the settlement of a dispute.

PROVISION FOR INCOME TAXES

       The Company has provided for income taxes at an estimated effective tax rate of 10% for the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

       In May 1996, the Company completed its initial public offering, and its common stock began trading on the NASDAQ National Market System under the symbol ASDV. Through the offering, the Company sold 2,322,500 new shares of its common stock which generated approximately $42.3 million of cash, net of underwriting discounts, commissions and other offering costs.

       As of June 30, 1996, the Company had approximately $45.8 million in cash, cash equivalents and short-term investments. Net cash provided by operating activities was $1,739,000 for the six months ended June 30, 1996, and was primarily due to net income of $552,000 and increases in accrued liabilities of $538,000 and accounts payable of $369,000 and a decrease in accounts receivable of $636,000 offset by an increase in prepaid expenses and other current assets of $666,000 and a decrease in third party royalties & fees of $253,000.

       At June 30, 1996, the Company had available a $2 million bank line of credit agreement, secured by certain assets of the Company. Borrowings bear interest at the bank's prime rate plus 0.5%. The Company also had available a $500,000 capital lease line of credit. There were no borrowings outstanding under these lines of credit as of June 30, 1996.

       As of June 30, 1996, the Company's principal commitments consisted of obligations under operating and capital leases. As of June 30, 1996, the Company had $1.2 million in outstanding borrowings under capital leases which are payable through 1999.

       The Company believes that its current cash balances, its credit facility and the cash flows generated from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. In addition, although there are no present understandings, commitments or agreements with respect to any acquisition of other businesses, products or technologies, the Company from time to time evaluates potential acquisitions of businesses, products and technologies and may in the future require additional equity or debt financings to consummate such potential acquisitions.

FACTORS THAT MAY AFFECT FUTURE RESULTS

       The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks. These risks should be read in conjunction with the "Risk Factors" section included in the Company's Registration Statement on Form SB-2 as declared effective by the Securities and Exchange Commission on May 23, 1996 (Reg. No. 333-3840-LA).

FLUCTUATIONS IN OPERATING RESULTS

       The Company's revenues and results of operations have varied on a quarterly and an annual basis in the past and are expected to vary significantly in the future. The Company's revenues and results of operations are difficult to forecast and could be materially adversely affected by many factors, some of which are outside the control of the Company, including, among others, the relatively long sales and implementation cycles for the Company's products; the size and timing of individual license transactions; seasonality of revenues; changes in the Company's operating expenses; changes in the mix of products and services sold; timing of introduction or enhancement of products by the Company or its competitors; market acceptance of new products; technological changes in software or database technology; personnel changes and difficulties in attracting and retaining qualified sales, marketing, technical and consulting personnel; changes in customers' budgeting cycles; foreign currency exchange rates; quality control of products sold; and economic conditions generally and in specific industry segments.

       The Company's business has experienced and is expected to continue to experience seasonality, in part due to customer buying patterns and the
Company's expense patterns.   In recent years, the Company has generally had
stronger demand for its products during the quarter ending December 31, and has incurred higher personnel costs in the quarter ending March 31. The Company believes that these patterns will continue for the foreseeable future.

       License of the Company's client/server software and reference data products have historically accounted for the substantial majority of the Company's revenues, and the Company anticipates that this trend will continue for the foreseeable future. The Company generally ships its products within a short period of time after execution of a license. As a result, the Company typically does not have a material backlog of unfilled license orders, and revenues in any quarter are substantially dependent on license revenues recognized in that quarter. The Company's expense levels are based, in part, on its expectations as to future revenues and to a large extent are fixed in the short term. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues, and any significant shortfall of demand in relation to the Company's expectations or any material delay of customer orders would have an almost immediate material adverse effect on the Company's business, financial condition or results of operations.

       As a result, it is likely that in some future period the Company's results of operations could fail to meet the expectations of public market analysts or investors. In such event, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to the Company's business, the price of the Company's Common Stock would likely drop significantly. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


LENGTHY SALES AND IMPLEMENTATION CYCLES

       The license of the Company's client/server software and reference data products generally requires the Company to engage in a sales cycle lasting six to twelve months or longer, during which the Company typically provides a significant level of education to prospective customer regarding the use and benefits of the Company's products. In addition, the implementation of the Company's standard products typically involves a significant commitment of resources by its customers over an extended period of time and is commonly associated with reengineering of product development and business processes. For these reasons, sales and customer implementation cycles are subject to a number of significant delays over which the Company may have little or no control. Accordingly, any delay in the sale or customer implementation of a larger license or a number of smaller licenses would have material adverse effect on the Company's business, financial condition or results of operations and cause the Company's operating results to vary significantly from quarter to quarter.

LIMITED HISTORY OF PROFITABILITY

       The Company was founded in 1990 and commenced shipment of its initial products in 1992. The Company did not achieve operating profitability on a quarterly basis until the fourth quarter of 1994. Accordingly, the Company has only a limited operating history upon which an evaluation of its business and prospects can be based. Although the Company has experienced significant growth in revenues during recent periods, there can be no assurance that the Company will sustain such growth or that the Company will remain profitable in the future on a quarterly or an annual basis. As of June 30, 1996, the Company had an accumulated deficit of approximately $2.3 million.


RELIANCE ON ACCEPTANCE OF CSM SOLUTION

       Substantially all of the Company's revenues are derived from fees for licensed products and for services which enable component and supplier management ("CSM") by manufacturers. The Company's future financial performance will depend to a large extent on the growth in the number of organizations adopting client/server software and reference data solutions for CSM and engaging outside vendors to provide and maintain such solutions. The Company's future growth, if any, will also depend upon the extent to which such organizations choose to implement CSM solutions in general, and the Company's CSM solutions in particular, across their enterprises and on their continued reliance on the Company's subscription, maintenance and support offerings. Because the CSM market is new and evolving, it is difficult to assess or predict with any assurance its size or growth rate, if any. There can be no assurance that the market for CSM products and services will develop, or that the Company's CSM products or services will achieve market acceptance. If the CSM market fails to develop, develops more slowly than expected or attracts new competitors, or if the Company's products do not achieve broader market acceptance, the Company's business, financial condition or results of operations could be materially adversely affected.

DEPENDENCE ON RECENTLY INTRODUCED PRODUCTS

       The Company currently derives substantially all of its revenues from the licensing of its Explore client/server software and VIP family of reference databases and fees from related services. These products and services are expected to continue to account for substantially all of the Company's revenues for the foreseeable future. The Company first made its Explore client/server software and VIP reference databases generally commercially available in the second quarter of 1995, and has issued regular updates since then. As a result, the Company has only a limited number of fully implemented, operational product installations at customer sites. There can be no assurance that such products will not require modifications to satisfy performance requirements of existing or potential customers or to fix previously undetected errors. While the Company believes that to date its customers have not experienced significant problems with such products, if the Company's customers were to do so in the future or if they were dissatisfied with product functionality or performance, the Company's business, financial condition or results of operations could be materially adversely affected.

       There can be no assurance that the Company's products will achieve broader market acceptance or that the Company will be successful in marketing its products or enhancements thereto.

In the event that the Company's current or future competitors release new products that have more advanced features, offer better performance or are more price competitive than the Company's products, demand for the Company's products would decline. A decline in demand for, or market acceptance of, the Explore client/server software or the VIP family of reference databases as a result of competition, technological change, evolution of the Internet or other factors would have a material adverse effect on the Company's business, financial condition or results of operations.


MANAGEMENT OF EXPANDING OPERATIONS

       The Company's business has grown rapidly in recent periods, with revenues increasing from $4.0 million in 1993, to $8.5 million in 1994, to $13.7 million in 1995 and to $10.4 million in the first six months of 1996. In addition, the Company has experienced significant growth in the number of its employees, the scope of its operating and financial systems and the geographic area of its operations, which has placed a significant strain on the Company's management. The Company's future results of operations will depend in part on the ability of its officers and other key employees to continue to implement and expand its operational, customer support and financial control systems and to expand, train and manage its employee base. In order to successfully manage its future growth, if any, the Company will be required to hire additional general and administrative personnel and to augment its existing financial and management systems or to implement new such systems. In this regard, the Company's Chief Financial Officer joined the Company in April 1996. There can be no assurance that the existing and new management will be able to augment or to implement such systems efficiently or on a timely basis, and the failure to do so could have a material adverse effect on the Company's business, financial condition or results of operations. There can be no assurance that the Company will be able to manage any future expansion, if any, successfully; and any inability to do so would have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the Company believes that its future success will also depend to a significant extent upon its ability to attract, train and retain highly skilled technical, management, sales, marketing and consulting personnel. Competition for such personnel is intense, and the Company expects that such competition will continue for the foreseeable future. The Company has from time to time experienced difficulty in locating candidates with appropriate qualifications. There can be no assurance that the Company will be successful in attracting or retaining such personnel, and the failure to attract or retain such personnel could have a material adverse effect on the company's business, financial condition or results of operations.


COMPETITION

       The market for the Company's products is competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company's products are targeted at the emerging market for open, client/server software solutions, and the Company's competitors offer a variety of products and services to address this market. Among the Company's principal competitors are Cadis, a privately held software company, and the Information Handling Systems division of IHS Group, Inc. ("IHS"), a privately held software and data publishing company. The Company has licensed a reference data product from IHS since 1992 which the Company continues to offer on a limited basis to certain current and potential customers who typically use it in addition to the Company's VIP reference databases. Because IHS competes directly with the Company, there can be no assurance that it will not seek to terminate the Company's license to the IHS reference data product. The Company anticipates that its revenues from subscription agreements for the IHS reference data product will not be material in the current period or future periods and that subscription agreements and renewals for the IHS reference data product will decrease over time as the Company's reference data products become more comprehensive. However, if IHS were to terminate such license, there can be no assurance that the Company would be able to retain all the customers who license such data. The Company also currently faces indirect competition from third-party professional service organizations and internal management information systems and computer-aided design departments of potential customers that develop custom internal software.

       In the future, because there are relatively low barriers to entry in the software industry, the Company could experience additional competition from other established or emerging companies as the client/server application software market continues to develop and expand. In particular, RDBMS vendors, ERP vendors, PDM vendors, CAD vendors or professional service providers may, in the future, enter the Company's market with competitive products. To the extent that the Company expands into Internet-based or other forms of delivery of data, the Company may encounter additional competition from its existing competitors and other established or emerging companies. Many of these potential competitors have well-established relationships with the Company's current and potential customers, have extensive knowledge of the client/server industry, better name recognition and significantly greater financial, technical, sales, marketing and other resources and are capable of offering single vendor solutions which span multiple industries. It is also possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that competition will increase as a result of software industry consolidations. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products.

       Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition or results of operations. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not materially and adversely affect its business, financial condition or results of operations.

DISTRIBUTION RISKS

       An integral part of the Company's strategy is to expand its direct sales force and to establish marketing, selling and consulting relationships both domestically and internationally. In addition, the Company intends to leverage its relationships with hardware and software vendors and systems integrators to encourage these parties to recommend or distribute the Company's products. The Company has invested resources and may invest additional resources to develop these channels. The ability of the Company to achieve revenue growth in the future will depend on its success in adding a substantial number of direct sales employees and establishing marketing, selling and consulting relationships during 1996 and future periods. There can be no assurance that the Company will be able to attract sufficient direct sales personnel, hardware and software vendors, systems integrators or other marketing or selling partners to market the Company's products effectively. There can be no assurance that the cost of the Company's investment in direct and indirect sales channels will not exceed the revenues generated from such investment, if any, or that the Company's sales and marketing organization will successfully compete against the sales and marketing organizations of the Company's competitors.


NEED TO DEVELOP, MAINTAIN AND IMPROVE REFERENCE DATA PRODUCTS

       The Company's VIP component reference databases are composed of a large amount of information supplied by component suppliers which requires frequent updating and expansion. As a result, the Company must continue to invest substantial resources in its reference data products. The information regarding components and suppliers contained in the Company's VIP component reference databases is not proprietary to the Company and is derived from supplier databooks. Therefore, other parties may independently create similar reference data products. The Company first released its VIP component reference databases in 1995, and accordingly has only limited experience with building, maintaining and upgrading such products. Furthermore, the Company currently plans to develop, license or acquire reference data products for additional global vertical markets, which will impose significant additional burdens on its data product development efforts. As the information contained in the Company's reference data products expands or if the demand for frequency of updates increases, unforeseen problems with entering, updating, managing or delivering the data may arise. Because the Company's customers rely on the information contained in the Company's VIP family of component reference databases to design and procure components for their products, the accuracy, completeness and currency of the information in those data products is critical. To the extent that the Company is unable to keep its reference data products accurate, complete or current, its customers may become dissatisfied with the Company's products and discontinue their purchase of the Company's products and services. In the event that the Company's VIP family of component reference databases is or is perceived to be inaccurate, incomplete or out of date, the Company's business, financial condition or results of operations could be materially adversely affected.


NEED TO DEVELOP NEW SOFTWARE PRODUCTS AND ENHANCEMENTS

       The market for the Company's client/server software products is characterized by rapid technological change, changing customer requirements, frequent new product introductions and evolving industry standards. The introduction of products incorporating new technologies and the emergence of new industry standards could render existing products obsolete or unmarketable. The life cycles of the Company's client/server software products are difficult to estimate. The Company's future success will depend in large part upon its ability to enhance its current client/server software products and to develop and introduce on a timely basis new products that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. The success of the Company's software development efforts will depend on various factors, including the integration of additional software modules under development with existing products. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of these products, or that the Company's new products and product enhancements will adequately address the requirements of the marketplace and achieve market acceptance. If the Company is unable to develop and introduce new software products or enhancements of existing products in a timely manner or if the Company experiences delays in the commencement of commercial shipments of new products and enhancements, the Company's business, financial condition or results of operations could be materially adversely affected.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         Not Applicable.

Item 2.  Changes in Securities

         Not Applicable.

Item 3.  Defaults Upon Senior Securities

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 11.1 -- Computation of Net Income Per Share

              Exhibit 27   -- Financial Data Schedule

         (b)  Reports on Form 8-K

              None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



August 13, 1996                 /s/  David S. Dury
                                ------------------
                                David S. Dury
                                Vice President,
                                Chief Financial Officer
                                (Principal Financial and
                                Accounting Officer)