Form 10QSB
period 1996-09-30
ASPECT DEVELOPMENT INC
filed 1996-11-12
CIK 1013334

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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


Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     (1)  Yes    [X]       No   [ ]
                               -------        -------

                     (2)  Yes    [X]       No   [ ]
                               -------        -------

The number of shares outstanding of the registrant's common stock as of October 25, 1996 was 11,823,981.

                           ASPECT DEVELOPMENT, INC.

                                   FORM 10-Q

                                     INDEX

PART 1.    FINANCIAL INFORMATION                                         PAGE

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets
           At September 30, 1996 and December 31, 1995                      3

           Condensed Consolidated Statements of Income
           For the three months and nine months ended
           September 30, 1996 and September 30, 1995                        4

           Condensed Consolidated Statements of Cash Flows
           For the nine months ended
           September 30, 1996 and September 30, 1995                        5

           Notes to Condensed Consolidated Financial Statements             6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        8

PART 2.    OTHER INFORMATION

Item 1.    Legal Proceedings                                               17

Item 2.    Changes in Securities                                           17

Item 3.    Defaults Upon Senior Securities                                 17

Item 4.    Submission of Matters to a Vote of Securities Holders           17

Item 5.    Other Information                                               17

Item 6.    Exhibits and Reports on Form 8-K                                17

Signatures                                                                 18

Exhibits

           11 - Computation of Net Income Per Share for the three
           months and nine months ended September 30, 1996 and
           September 30, 1995                                              19

PART 1. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                           ASPECT DEVELOPMENT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                            Sept. 30,           Dec. 31,
                                                              1996              1995 (1)
                                                           ---------            --------
                                                          (unaudited)
                                          ASSETS
Current assets:
  Cash and cash equivalents                                   $2,513              $3,159
  Short-term investments                                      42,898                  --
  Accounts receivable                                          5,782               4,382
  Other current assets                                           903                 694
                                                          ----------          ----------
      Total current assets                                    52,096               8,235
Property and equipment, net                                    2,763               1,397
Other assets, net                                                370                 347
                                                          ----------          ----------
      Total assets                                          $ 55,229              $9,979
                                                          ==========          ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $   503                $224
  Deferred revenue                                             4,495               4,338
  Capital lease obligations                                      526                 531
  Third-party royalties and fees                                 761                 817
  Other current liabilities                                    2,204               1,301
                                                             -------            --------

      Total current liabilities                                8,489               7,211
Capital lease obligations                                        466                 634
Stockholders' equity:
  Convertible preferred stock, $0.001 par value;
    3,805,118 shares authorized, no shares issued and
    outstanding at September 30, 1996 and 3,687,117
    shares issued and outstanding at December 31, 1995            --               4,916
  Common stock, $0.001 par value per share; 20,000,000
    shares authorized, 11,809,261 issued and outstanding
    at September 30, 1996 and 5,385,312 shares issued
    and outstanding at December 31, 1995                      48,381                 653
  Notes receivable from stockholders                            (320)               (320)
  Deferred compensation                                         (485)               (241)
  Accumulated deficit                                         (1,302)             (2,874)
                                                           ---------            --------
       Total stockholders' equity                             46,274               2,134
                                                           ---------            --------
       Total liabilities and stockholders' equity            $55,229              $9,979
                                                           =========            ========

(1) Derived from audited financial statements as of December 31, 1995.

    See accompanying notes to Condensed Consolidated Financial Statements.

                           ASPECT DEVELOPMENT, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)

                                                Three months ended                Nine months ended
                                                   September 30,                    September 30,
                                               ------------------------------------------------------
                                                1996            1995            1996           1995
                                               -------        -------          -------        -------
Revenues:
       Licenses                                $ 2,949        $ 1,603          $ 8,414        $ 4,943
       Subscription and maintenance              2,127          1,389            6,313          3,350
       Service and other                         1,346            366            2,083          1,080
                                               -------        -------          -------        -------
             Total revenues                      6,422          3,358           16,810          9,373
Cost of revenues:
       Licenses                                    181             54              427            268
       Subscription and maintenance                323            225              851            696
       Service and other                           482            100            1,080            447
                                               -------        -------          -------        -------
             Total cost of revenues                986            379            2,358          1,411
                                               -------        -------          -------        -------
Gross profit                                     5,436          2,979           14,452          7,962
Operating expenses:
       Research and development                  1,769          1,348            5,111          3,549
       Sales and marketing                       2,240          1,034            6,096          2,886
       General and administrative                  892            440            2,227          1,153
                                               -------       --------          -------        -------
             Total operating expenses            4,901          2,822           13,434          7,588
                                               -------       --------          -------        -------
Operating income                                   535            157            1,018            374
Interest/other income(expense)                     605             (3)             735              1
                                               -------        -------          -------        -------
Income before income taxes                       1,140            154            1,753            375
Provision for income taxes                         120              7              181             17
                                               -------        -------          -------        -------
Net income                                     $ 1,020        $   147          $ 1,572        $   358
                                               =======        =======          =======        =======
Net income per share                           $  0.07        $  0.01          $  0.13        $  0.03
                                               =======        =======          =======        =======
Shares used in per share computations           13,761         11,001           12,340         10,870
                                               =======        =======          =======        =======

    See accompanying notes to Condensed Consolidated Financial Statements.

                            ASPECT DEVELOPMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)

                                                       Nine months ended September 30,
                                                            1996            1995
                                                       --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                    $ 1,572         $   358
Adjustments to reconcile net income to net cash
   from operating activities
      Depreciation and amortization                               939             294
      Noncash legal dispute settlement charge                      90               -
      Changes in assets and liabilities:
         Accounts receivable                                   (1,400)         (1,996)
         Prepaid expenses and other current assets               (209)           (113)
         Accounts payable                                         279            (104)
         Accrued liabilities                                      903             402
         Deferred revenue                                         157             360
         Third party royalties & fees                             (56)             76
                                                              -------         -------
Net cash provided by (used for) operating activities            2,275            (723)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                           (1,825)           (156)
Purchases of short term investments                           (46,898)              -
Proceeds from maturities of short term investments              4,000               -
Increase in other assets                                          (23)           (210)
                                                              -------         -------
Net cash used for investing activities                        (44,746)           (366)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Initial Public Offering                          42,286               -
Principal payments on capital lease obligations                  (553)           (332)
Proceeds from issuance of common stock                             92              58
                                                              -------         -------
Net cash provided by (used for) financing activities           41,825            (274)

Net decrease in cash and cash equivalents                        (646)         (1,363)
Cash and cash equivalents at beginning of period                3,159           2,437
                                                              -------         -------
Cash and cash equivalents at end of period                    $ 2,513         $ 1,074
                                                              =======         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest                      $   188         $    56
                                                              =======         =======

Income taxes paid                                             $    71         $     3
                                                              =======         =======

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Equipment acquired under capital lease obligations            $   380         $   577
                                                              =======         =======
Issuance of common stock for note receivable                  $     -         $   210
                                                              =======         =======

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

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Company's Registration Statement on Form SB-2 as declared effective by the Securities and Exchange Commission on May 23, 1996 (Reg. No. 333-3840-LA). The consolidated results of operations for the period ending September 30, 1996 are not necessarily indicative of the results to be expected for any subsequent interim or annual period. The December 31, 1995 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

     The following is a summary of the estimated fair value of available-for-sale securities at September 30, 1996. The securities are carried at amortized cost which approximates fair value, and therefore, there are no unrealized gains or losses recorded to stockholders' equity.

                                               September 30, 1996
                                               ------------------
                                                 (in thousands)

        Commercial Paper                            $34,398
        Obligations of U.S. Government Agencies       8,500
                                                     --------
                                                     $42,898
                                                     ========

3.   Revenue Recognition

     Licenses are comprised of perpetual license fees, which are recognized as revenue after execution of a license agreement or receipt of a definitive purchase order, and shipment of the product if no significant vendor obligations remain and collection of the resulting receivables is deemed probable. Where delivery involves significant installation obligations at multiple sites, revenues are recognized on a per-site basis upon completion of installation. Product returns and sales allowances (which were not significant through September 30, 1996) are estimated and provided for at the time of sale.

     Revenue from subscription and maintenance agreements is deferred and recognized on a straight-line basis over the life of the related agreement, typically one year.

     Service and other revenues are comprised of service, consulting and development fees. Service revenues from training and consulting are recognized upon completion of the work to be performed. Development fees are recognized as revenue in accordance with the terms of the agreements, generally when related costs have been incurred. The Company typically retains ownership of technology developed under these agreements.


4.   Net Income Per Share

     Net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of the incremental common shares issuable upon conversion of the Series A, B, and C convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of options (using the treasury stock method). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and staff policy, for the period prior to the Company's Initial Public Offering, such computations include all common and common equivalent shares issued within 12 months of the filing date of the Company's Registration Statement on Form SB-2 as if they were outstanding for all periods presented using the treasury stock method.

5.   Initial Public Offering

     In May 1996, the Company completed its initial public offering and issued 2,322,500 new shares of its common stock to the public at $20.00 per share. The Company received approximately $42.3 million in cash, net of underwriting discounts, commissions and other offering costs. Simultaneously with completion of the offering 3,687,117 outstanding shares of preferred stock were automatically converted into common stock on a one-to-one basis.

6.   Settlement of Dispute

     In May 1996, the Company issued an option to a third party to purchase up to 100,000 shares of common stock at a price of $8.10 per share to obtain the release of all claims arising from a dispute with such party. The Company recorded a charge of $90,000 in connection with this grant. Such amount is included within Interest/other income(expense) for the nine months ended September 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors That May Affect Future Results" as well as those discussed in this section and elsewhere in this Report, and the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form SB-2 as declared effective by the Securities and Exchange Commission on May 23, 1996 (Reg. No. 333-3840-LA).

RESULTS OF OPERATIONS

REVENUES
--------

     The Company's revenues are divided into three categories: license revenues, subscription and maintenance revenues, and service and other revenues. License revenues are comprised principally of perpetual license fees for the Company's client/server software and occasionally, for its reference data products if sold as a perpetual license. Subscription and maintenance revenues are comprised principally of annual subscription and maintenance fees for the Company's products, including its Explore client/server software, its VIP family of component reference databases and the CAPS reference data product. Service and other revenues are comprised principally of fees for consulting, development and training services performed by the Company. The Company recognizes revenues in accordance with the American Institute of Certified Public Accountants Statement of Position 91-1 on Software Revenue Recognition. License revenues are recognized after execution of a license agreement, or receipt of a definitive purchase order, and shipment of the product if no significant vendor obligations remain and collection of the resulting receivables is deemed probable. Product returns and sales allowances (which were not significant through September 30, 1996) are estimated and provided for at the time of sale. When delivery involves significant obligations at multiple sites, revenues are recognized on a per-site basis upon completion of installation. Revenues from subscription and maintenance agreements are deferred and recognized on a straight-line basis over the life of the related agreement, which is typically twelve months. Service revenues from training and consulting are recognized upon completion of the work to be performed. Development revenues are recognized in accordance with the terms of the agreements, generally when related costs have been incurred.

     Licenses.
     --------
     Revenues from licenses increased from $1,603,000 for the three months ended September 30, 1995, to $2,949,000 for the three months ended September 30, 1996, and increased from $4,943,000 for the nine months ended September 30, 1995, to $8,414,000 for the nine months ended September 30, 1996. This increase was due primarily to the increased acceptance of the Company's Explore products.

     Subscription and Maintenance Revenues.
     -------------------------------------
     Subscription and maintenance revenue increased from $1,389,000 for the three months ended September 30, 1995, to $2,127,000 for the three months ended September 30, 1996, and increased from $3,350,000 for the nine months ended September 30, 1995, to $6,313,000 for the nine months ended September 30, 1996. This increase was due primarily to the renewals of subscriptions and maintenance agreements from the installed base of customers and the increased market acceptance of the Company's Explore and VIP products.

     Service and Other Revenue.
     -------------------------
     Service and other revenue increased from $366,000 for the three months ended September 30, 1995, to $1,346,000 for the three months ended September 30, 1996, and increased from $1,080,000 for the nine months ended September 30, 1995, to $2,083,000 for the nine months ended September 30, 1996. This increase was due primarily to the increased number and size of consulting contracts in 1996 offset by a decrease in development revenues caused by the conclusion of a development contract in 1995.

COST OF REVENUES
----------------

     Cost of Licenses.
     ----------------
     Cost of licenses consists primarily of license fees and royalties paid to third party vendors, primarily Oracle, and shipping expenses. Cost of licenses increased from $54,000 for the three months ended September 30, 1995, to $181,000 for the three months ended September 30, 1996, and increased from $268,000 for the nine months ended September 30, 1995, to $427,000 for the nine months ended September 30, 1996, representing 3.4%, 6.1%, 5.4% and 5.1% of license revenues for the three months ended September 30, 1995 and 1996 and for the nine months ended September 30, 1995 and 1996. The cost of licenses as a percent of license revenues varies due to the mix of products licenses, some of which require third party royalties.

     Cost of Subscription and Maintenance Revenues.
     ---------------------------------------------
     Cost of subscription and maintenance revenues consists primarily of license fees and royalties paid to third-party vendors, primarily Information Handling Systems for the CAPS reference data product, and personnel-related costs incurred in providing centralized telephone support and related technical support to customers. Cost of subscription and maintenance revenues increased from $225,000 for the three months ended September 30, 1995, to $323,000 for the three months ended September 30, 1996, and increased from $696,000 for the nine months ended September 30, 1995, to $851,000 for the nine months ended September 30, 1996, representing 16.2%, 15.2%, 20.8% and 13.5% of subscription and maintenance revenues for the three months ended September 30, 1995 and 1996 and for the nine months ended September 30, 1995 and 1996, respectively. While the absolute dollars increased for each period presented, the cost of subscription and maintenance revenues decreased as a percentage of related revenues over such periods primarily as a result of allocating related costs over a larger customer base.

     Cost of Service and Other Revenues.
     -----------------------------------
Cost of service and other revenues consist primarily of personnel related costs incurred in providing consulting services, development services and training to customers. Cost of service and other revenues increased from $100,000 for the three months ended September 30, 1995, to $482,000 for the three months ended September 30, 1996, and increased from $447,000 for the nine months ended September 30, 1995, to $1,080,000 for the nine months ended September 30, 1996, representing 27.3%, 35.8%, 41.4% and 51.8% of service and other revenues for the three months ended September 30, 1995 and 1996 and for the nine months ended September 30, 1995 and 1996, respectively. The increase in cost of service and other revenues as a percent of service and other revenues was due primarily to an increase in the number of consultants being engaged by the Company in advance of the build up of consulting revenues.

OPERATING EXPENSES
------------------

     Research and Development.
     -------------------------
     Research and development expenses consist primarily of engineering personnel costs. Research and development expenses increased from $1,348,000 for the three months ended September 30, 1995, to $1,769,000 for the three months ended September 30, 1996, and increased from $3,549,000 for the nine months ended September 30, 1995, to $5,111,000 for the nine months ended September 30, 1996, representing 40.1%, 27.5%, 37.9% and 30.4% of total revenues for the three months ended September 30, 1995 and 1996 and for the nine months ended September 30, 1995 and 1996, respectively. The increase in research and development expenses in absolute dollars was primarily attributable to increased staffing and associated support for technical staff throughout 1995 and 1996. The Company believes that its research and development expenses will increase in absolute dollars in the future as the Company expands its staffing.

     Sales and Marketing.
     -------------------
     Sales and marketing expenses include salaries, commissions, advertising, travel, trade show, public relations and other selling and marketing related expenses. Sales and marketing expenses increased from $1,034,000 for the three months ended September 30, 1995, to $2,240,000 for the three months ended September 30, 1996, and increased from $2,886,000 for the nine months ended September 30, 1995, to $6,096,000 for the nine months ended September 30, 1996, representing 30.8%, 34.9%, 30.8% and 36.3% of total revenues for the three months ended September 30, 1995 and 1996 and for the nine months ended September 30, 1995 and 1996, respectively. The increase in sales and marketing expenses both in absolute dollars and as a percentage of revenues was due primarily to the addition of sales and marketing personnel and increased marketing activities, including trade shows and promotional expenses. The Company expects sales and marketing expenses to increase in absolute dollars as the Company releases and promotes new products; however, there can be no assurance that increased sales and marketing spending will result in increased revenues.

     General and Administrative.
     --------------------------
     General and administrative expenses include personnel costs for administration, finance, human resources and general management, along with legal and accounting expenses and other professional services. General and administrative expenses increased from $440,000 for the three months ended September 30, 1995, to $892,000 for the three months ended September 30, 1996, and increased from $1,153,000 for the nine months ended September 30, 1995, to $2,227,000 for the nine months ended September 30, 1996, representing 13.1%, 13.9%, 12.3% and 13.2% of total revenues for the three months ended September 30, 1995 and 1996 and for the nine months ended September 30, 1995 and 1996, respectively. The increase in general and administrative expenses was primarily the result of increased staffing and associated expenses necessary to manage and support the Company's growth. The Company believes that its general and administrative expenses will increase in absolute dollars in the future as the Company expands its staffing.

INTEREST / OTHER INCOME AND EXPENSE
-----------------------------------

     Interest and other income and expense represents interest income earned on the Company's cash, cash equivalents and short-term investments, and other items. Interest and other income and expense increased from a net expense of $3,000 for the three months ended September 30, 1995, to net income of $605,000 for the three months ended September 30, 1996 and from net income of $1,000 for the nine months ended September 30, 1995, to $735,000 for the nine months ended September 30, 1996, primarily due to higher cash balances resulting from the infusion of cash from the initial public offering, offset in the second quarter of 1996 by a $90,000 expense related to the settlement of a dispute.

PROVISION FOR INCOME TAXES
--------------------------

     The Company has provided for income taxes at an estimated effective tax rate of 10% for the nine months ended September 30, 1996. The 10% rate has been determined based on projected income for the year offset by utilization of available losses and credits from prior years. The rate for the full year may vary depending on actual income for the year and the amount of any nondeductible temporary differences which cannot be benefited.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     In May 1996, the Company completed its initial public offering, and its common stock began trading on the NASDAQ National Market System under the symbol ASDV. Through the offering, the Company sold 2,322,500 new shares of its common stock which generated approximately $42.3 million of cash, net of underwriting discounts, commissions and other offering costs.

     As of September 30, 1996, the Company had approximately $45.4 million in cash, cash equivalents and short-term investments. Net cash provided by operating activities was $2,275,000 for the nine months ended September 30, 1996, and was primarily due to net income of $1,572,000 and increases in accrued liabilities of $903,000 and accounts payable of $279,000 offset by an increase in accounts receivable of $1,400,000 and prepaid expenses and other current assets of $209,000.

     At September 30, 1996, the Company had available a $2 million bank line of credit agreement, secured by certain assets of the Company. Borrowings bear interest at the bank's prime rate plus 0.5%. The Company also had available a $500,000 capital lease line of credit. There were no borrowings outstanding under these lines of credit as of September 30, 1996.

     As of September 30, 1996, the Company's principal commitments consisted of obligations under operating and capital leases. As of September 30, 1996, the Company had $1.0 million in outstanding borrowings under capital leases which are payable through 1999.

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

FLUCTUATIONS IN OPERATING RESULTS
---------------------------------

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

     Licenses of the Company's client/server software and reference data products have historically accounted for the substantial majority of the Company's revenues, and the Company anticipates that this trend will continue for the foreseeable future. The Company generally ships its products within a short period of time after execution of a license. As a result, the Company typically does not have a material backlog of unfilled license orders, and revenues in any quarter are substantially dependent on license revenues recognized in that quarter. The Company's expense levels are based, in part, on its expectations as to future revenues and to a large extent are fixed in the short term. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues, and any significant shortfall of demand in relation to the Company's expectations or any material delay of customer orders would have an almost immediate material adverse effect on the company's business, financial condition or results of operations.

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


LENGTHY SALES AND IMPLEMENTATION CYCLES
---------------------------------------

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

LIMITED HISTORY OF PROFITABILITY
--------------------------------

     The Company was founded in 1990 and commenced shipment of its initial products in 1992. The Company did not achieve operating profitability on a quarterly basis until the fourth quarter of 1994. Accordingly, the Company has only a limited operating history upon which an evaluation of its business and prospects can be based. Although the Company has experienced significant growth in revenues during recent periods, there can be no assurance that the Company will sustain such growth or that the Company will remain profitable in the future on a quarterly or an annual basis. As of September 30, 1996, the Company had an accumulated deficit of approximately $1.3 million.


RELIANCE ON ACCEPTANCE OF CSM SOLUTION
--------------------------------------

     Substantially all of the Company's revenues are derived from fees and subscriptions for licensed products and for services which enable component and supplier management ("CSM") by manufacturers. The Company's future financial performance will depend to a large extent on the growth in the number of organizations adopting client/server software and reference data solutions for CSM and engaging outside vendors to provide and maintain such solutions. The Company's future growth, if any, will also depend upon the extent to which such organizations choose to implement CSM solutions in general, and the Company's CSM solutions in particular, across their enterprises and on their continued reliance on the Company's subscription, maintenance and support offerings. Because the CSM market is new and evolving, it is difficult to assess or predict with any assurance its size or growth rate, if any. There can be no assurance that the market for CSM products and services will develop, or that the Company's CSM products or services will achieve market acceptance. If the CSM market fails to develop, develops more slowly than expected or attracts new competitors, or if the Company's products do not achieve broader market acceptance, the Company's business, financial condition or results of operations could be materially adversely affected.

DEPENDENCE ON RECENTLY INTRODUCED PRODUCTS
------------------------------------------

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

MANAGEMENT OF EXPANDING OPERATIONS
----------------------------------

     The Company's business has grown rapidly in recent periods, with revenues increasing from $4.0 million in 1993, to $8.5 million in 1994, to $13.7 million in 1995 and to $16.8 million in the first nine months of 1996. In addition, the Company has experienced significant growth in the number of its employees, the scope of its operating and financial systems and the geographic area of its operations, which has placed a significant strain on the Company's management. The Company's future results of operations will depend in part on the ability of its officers and other key employees to continue to implement and expand its operational, customer support and financial control systems and to expand, train and manage its employee base. In order to successfully manage its future growth, if any, the Company will be required to hire additional general and administrative personnel and to augment its existing financial and management systems or to implement new such systems. There can be no assurance that management will be able to augment or to implement such systems efficiently or on a timely basis, and the failure to do so could have a material adverse effect on the Company's business, financial condition or results of operations. There can be no assurance that the Company will be able to manage any future expansion, if any, successfully; and any inability to do so would have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the Company believes that its future success will also depend to a significant extent upon its ability to attract, train and retain highly skilled technical, management, sales, marketing and consulting personnel. Competition for such personnel is intense, and the Company expects that such competition will continue for the foreseeable future. The Company has from time to time experienced difficulty in locating candidates with appropriate qualifications. There can be no assurance that the Company will be successful in attracting or retaining such personnel, and the failure to attract or retain such personnel could have a material adverse effect on the company's business, financial condition or results of operations.

COMPETITION
-----------

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

     In the future, the Company could experience additional competition from other established or emerging companies as the client/server application software market continues to develop and expand. To the extent that the Company expands into Internet-based or other forms of delivery of data, the Company may encounter additional competition from its existing competitors and other established or emerging companies. Potential competitors may have well-established relationships with the Company's current and potential customers, have extensive knowledge of the client/server industry, better name recognition and significantly greater financial, technical, sales, marketing and other resources and are capable of offering single vendor solutions which span multiple industries. It is also possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that competition may increase as a result of software industry consolidations. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products.

     Increased competition could result in price reductions, reduced gross margins and/or loss of market share, any of which could materially adversely affect the Company's business, financial condition or results of operations. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not materially and adversely affect its business, financial condition or results of operations.

DISTRIBUTION RISKS
------------------

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


NEED TO DEVELOP, MAINTAIN AND IMPROVE REFERENCE DATA PRODUCTS
------------------------------------------------------------

     The Company's VIP component reference databases are composed of a large amount of information supplied by component suppliers which requires frequent updating and expansion. As a result, the Company must continue to invest substantial resources in its reference data products. The information regarding components and suppliers contained in the Company's VIP component reference databases is not proprietary to the Company and is derived from supplier databooks. Therefore, other parties may independently create similar reference data products. The Company first released its VIP component reference databases in 1995, and accordingly has limited experience with building, maintaining and upgrading such products. Furthermore, the Company currently plans to develop, license or acquire reference data products for additional global vertical markets, which will impose significant additional burdens on its data product development efforts. As the information contained in the Company's reference data products expands or if the demand for frequency of updates increases, unforeseen problems with entering, updating, managing or delivering the data may arise. Because the Company's customers rely on the information contained in the Company's VIP family of component reference databases to design and procure components for their products, the accuracy, completeness and currency of the information in those data products is critical. To the extent that the Company is unable to keep its reference data products accurate, complete or current, its customers may become dissatisfied with the Company's products and discontinue their purchase of the Company's products and services. In the event that the Company's VIP family of component reference databases is or is perceived to be inaccurate, incomplete or out of date, the Company's business, financial condition or results of operations could be materially adversely affected.


NEED TO DEVELOP NEW SOFTWARE PRODUCTS AND ENHANCEMENTS
------------------------------------------------------

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

PART 2.    OTHER INFORMATION

Item 1.    Legal Proceedings

           Not Applicable

Item 2.    Changes in Securities

           Not Applicable.

Item 3.    Defaults Upon Senior Securities

           Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

           Not Applicable

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



November 11, 1996                     /s/ David S. Dury
                                      ------------------
                                      David S. Dury
                                      Vice President,
                                      Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)