Form 10KSB
period 1996-12-31
ASPECT DEVELOPMENT INC
filed 1997-03-19
CIK 1013334

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                --------------

                                  FORM 10-KSB

                                 ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                         Commission File Number 0-20749

                            ASPECT DEVELOPMENT, INC.
             (Exact name of registrant as specified in its charter)


              Delaware                                         25-1622857
              --------                                         ----------
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                          Identification No.)


                  1300 Charleston Road, Mountain View CA 94043
                  --------------------------------------------
             (Address of principal executive offices and zip code)


                                 (415) 428-2700
                                 --------------
              (Registrant's telephone number, including area code)

                                --------------

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, $0.001 PAR VALUE PER SHARE
                                (Title of Class)

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
 filing requirements for the past 90 days.   Yes  [X]   No  [_]

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [_]

 The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of the Common Stock as reported on the Nasdaq National Market on March 13, 1997) was approximately $101,559,000. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of the close of business on March 13, 1997 was 12,463,851.

          DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on May 21, 1997 is incorporated by reference in Part III of the Form 10-K to the extent stated herein.

                           ASPECT DEVELOPMENT, INC.
                                  FORM 10-KSB
                  For the Fiscal Year Ended December 31, 1996
                               Table of Contents


                                    PART I

                                                                            Page
                                                                            ----
Item 1.    Business.......................................................     3

Item 2.    Properties.....................................................    11

Item 3.    Legal Proceedings..............................................    11

Item 4.    Submission of Matters to a Vote of Security Holders............    11


                                    PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters........................................................    12

Item 6.    Selected Consolidated Financial Data...........................    13

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................    14

Item 8.    Financial Statements and Supplementary Data....................    21

Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.......................................    21


                                   PART III

Item 10.   Directors and Executive Officers of the Registrant.............    22

Item 11.   Executive Compensation.........................................    24

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management.....................................................    24

Item 13.   Certain Relationships and Related Transactions.................    24


                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
           Form 8-K.......................................................    25

Signatures................................................................    40

PART I
------

Forward looking statements in this Annual Report on Form 10-KSB are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Stockholders are cautioned that all forward-looking statements pertaining to the Company involve risks and uncertainties, including, without limitation, those contained in Item 7 of this report under the caption entitled, "Management's Discussion and Analysis Of Financial Condition and Results of Operations - Factors that May Affect Future Results of Operations" and other risks detailed from time to time in the Company's periodic reports and other information filed with the Securities and Exchange Commission.

ITEM 1.   BUSINESS.
          --------

    Aspect Development, Inc. (''Aspect'' or the ''Company'') develops, markets and supports enterprise client/server software and reference data products that enable manufacturers to improve product development and business processes through component and supplier management. Aspect's Component and Supplier Management ("CSM") solution can reduce product costs and development expense and accelerate time-to-market by enabling users to manage and integrate information regarding components, suppliers and designs throughout the enterprise. Aspect's products enable rapid search, comparison and selection of the optimal components and suppliers, promote the reuse of design and manufacturing knowledge, support the consolidation of the supply chain and facilitate automation of the related design and procurement processes. Aspect's CSM solution provides the information bridge between design and procurement, complementing the role of Enterprise Resource Planning ("ERP") systems in planning, manufacturing and order entry and the role of Product Data Management ("PDM") systems in design release and configuration management. The Aspect CSM solution provides several key business advantages, including a unified repository of all CSM data, powerful decision support, desktop access to industry-wide component reference data, rapid deployment and workflow/process automation.

     The Aspect CSM solution incorporates two product families: the Explore family of enterprise client/server software products and the VIP family of component reference databases.

    . Aspect's Explore software, based on third generation object-relational technology, enables the creation and management of a unified enterprise repository of knowledge regarding components, suppliers and designs, facilitates the organization and cross-referencing of such knowledge for rapid search and reuse, and supports workflow/process automation.

    . Aspect's VIP family of component reference databases contains frequently updated industry-wide information regarding approximately 1.8 million standard electronic components, including integrated circuits ("ICs"), discrete semiconductors, passive components and connectors and electromechanical devices and fasteners standards, from approximately 700 suppliers worldwide.

    Aspect's CSM solution operates in an open client/server environment allowing customers to use various UNIX servers from Sun Microsystems, Inc. ("Sun"), IBM, Hewlett-Packard Company ("HP") and Digital Equipment Corporation ("DEC") and various client hardware such as Macintoshes using terminal emulation packages, UNIX workstations and PCs. The Aspect CSM solution also includes standard interfaces and tools that facilitate CSM integration with CAD, ERP, PDM and other enterprise systems, including legacy systems. Aspect's products are designed to provide an out-of-the-box solution for rapid enterprise-wide deployment and are scalable from a departmental solution to an enterprise deployment of hundreds or thousands of users in a heterogenous information technology environment. In order to provide a complete solution, Aspect offers consulting services to accelerate data migration and CSM implementation.

     The Aspect CSM solution delivers the following key business advantages:

     Unified Repository of CSM Data.  The Aspect CSM solution enables the
     ------------------------------
management, cross-referencing, integration and sharing of relevant technical and business information regarding components, suppliers and designs, even when some or all of the source data is physically resident in other systems or databases. In addition, users may add internal component and supplier information such as specifications, CAD schematics, cost and availability to the search and select parameters and electronics databooks in Aspect's VIP component reference databases. Designers and procurement professionals are therefore able to access both the business and technical information necessary for them to make better and faster decisions, which can reduce costs and shorten time-to-market, all from a single unified repository of CSM data.

    Powerful Decision Support.  The Aspect CSM solution supports advanced search
    -------------------------
techniques that enable users to rapidly search and select the optimal components, suppliers and reusable designs from a multitude of possible choices. This solution allows users to access this information much more rapidly and reliably than using paper databooks or accessing documents, if available, on suppliers' World Wide Web servers. Advanced analytical capabilities also enable spreadsheet style comparison of technical and business features.

    Desktop Access to Industry-Wide Reference Data.  The VIP component reference
    ----------------------------------------------
databases provide search and select parameters and electronic databooks for a wide range of standard components classified and organized for consistency and ease of search. These reference data products include approximately 1.8 million components from approximately 700 suppliers worldwide and are updated frequently. These products are designed to provide access at the desktop for a wide variety of choices and are organized under a standard classification scheme
(SCS) to enable rapid and consistent search, comparison and selection of standard components and suppliers.

    Rapid Deployment.  Explore provides powerful Soft Model technology that
    ----------------
enables companies to model their business processes rapidly and to keep this data model up-to-date as these processes evolve. A full suite of application programming interfaces ("APIs") and batch data loading tools are available to speed legacy data migration and accelerate integration with other enterprise systems.

    Workflow/Process Automation.  Explore automates the management of ongoing
    ---------------------------
changes in component and supplier information from qualification through obsolescence, enabling companies to manage their information in the context of best business practices and to improve design and procurement productivity.

Customers

    To date the Company's customers have largely consisted of electronics manufacturers. The Company's revenues in any period are substantially dependent upon a relatively small number of large sales. The Company expects that this trend will continue for the foreseeable future. In 1994, sales to Digital, Lockheed and Allen-Bradley accounted for 12%, 11% and 10%, respectively, of total revenues. In 1995, sales to Kodak, IBM and TI each accounted for 11% of total revenues. In 1996, sales to General Instruments accounted for 13% of total revenues.

Products

    Aspect offers a comprehensive CSM solution that enables companies to address component and supplier management demands in today's competitive global marketplace. The Aspect CSM solution includes the Explore family of client/server software products and the VIP family of component reference databases.


Explore Software Products

    The Company's Explore client/server software products are available in two primary application configurations: Explore-CIS and Explore-Enterprise. Explore-CIS is a system that enables design and procurement teams to rapidly classify and search components from legacy data or from VIP reference data licensed by the customer. Explore-Enterprise is an enterprise-wide solution that enables, in addition to component classification and search, preferred component and supplier management, design reuse, design and procurement process automation and integration with other enterprise systems. Each of these two configurations is based on the Explore Server and the Explore Client software, although Explore-CIS is licensed for only a subset of the available functionality. In addition, the Company offers a range of software options, including CAD/PDM/ERP Interfaces, Enterprise Integration Tools and a Rapid Application Development Toolkit.


    The Explore Server.  The Explore Server provides a variety of features for
    ------------------
component and supplier management, including a parametric search engine, a cascade search engine, a forms editor for workflow/process automation and a class and object editor. The Explore Server enables the storage and management of parametric data, metadata, text, images, graphics and CAD files. Objects such as components, suppliers or reusable design elements can be organized into one or more classes, and these classes can be organized into one or more hierarchies for ease of classification and search. Objects can also be characterized by their electrical, physical, technical, business or other parameters, and by their datasheets, specifications or CAD descriptions. Relationships and cross-references between classes or objects can also be defined. The Explore Server is a portable object-oriented application written in C++ that is supported on various UNIX server platforms (Sun, IBM and HP) and operates in conjunction with the Oracle RDBMS.

    .  Parametric Search Engine.  The parametric search engine enables the
       ------------------------
       browsing of class hierarchies and searching for components or other objects by specifying simple or complex parametric criteria, such as voltage, speed, packaging, technology, cost or availability. Results of these parametric searches can be displayed in a spreadsheet-like comparison window and compared side-by-side, and differences can be highlighted to accelerate selection. Datasheets, notes, CAD files or other information related to the selected objects can be immediately retrieved and viewed.

    .  Cascade Search Engine. The cascade search engine enables simultaneous
       ---------------------
       ad-hoc parametric searching across a combination of component, supplier, design reuse or other class hierarchies. Relationships between a class of components, such as memory devices, and its manufacturers / distributors and its CAD design libraries and preferred parts / suppliers lists, etc. can be viewed graphically to assist in the rapid setup of the search criteria. This functionality is particularly important when performing analytical searches which involve complex combinations of technical and business parameters. For example, a user may search for certain memory devices with an access time of 50 nanoseconds, lead time of less than two weeks, and cost of less than two dollars, from preferred suppliers which are ISO9000 certified and for which reusable CAD libraries are already available. This type of complex search across multiple classes is significantly more difficult to manage without the cascade search capability.

    .  Forms Editor for Workflow/Process Automation.  The Explore Server
       --------------------------------------------
       provides the ability to automate manual, paper-based processes with an automated forms generation and management capability. For example, new part requests and approvals can be created and managed in the system as objects, just like component or supplier information. Customer defined routings, signoffs and approvals can be accomplished electronically.

    .  Class and Object Editor.  This editor enables the easy addition and
       -----------------------
       modification of classes, objects and parameters, as well as the relationships between them, using the graphical user interface (''GUI''). It also enables the use of a spreadsheet-like edit window to make simultaneous changes to a large number of objects.

    Explore Client.  Explore Client software is supported on a variety of PCs
    --------------
and UNIX workstations. The client software presents the services and features of the Explore Server software through such familiar metaphors as folders, icons and toolbars and supports PC Windows and other graphical environments. Class hierarchies and relationships can be viewed in a graphical browser. Using point and click methods, users can rapidly locate the desired class of information for subsequent searching, initiate parametric or cascade searches, compare results using spreadsheet windows, and view related data or documents. The Explore client software GUI configures itself directly from the data model stored in the Explore Server. Therefore, if the model changes, the GUI reconfigures itself automatically without any custom programming.

    Explore Options.  In addition to the basic functionality available with
    ---------------
either the Explore-CIS or the Explore-Enterprise applications, customers can choose to enhance their CSM solution with the following optional modules:

    .  Explore Interfaces.  The Explore interfaces integrate the Explore
       ------------------
       software with tools from leading electronic and mechanical design automation vendors, allowing designers to work in the environment in which they are most comfortable, while at the same time providing access to the Explore Server to select components, obtain information about components used in the current design, find alternatives, or reuse CAD libraries. The Explore interfaces also integrate the Explore software with leading product data management (PDM) vendors, allowing users to select components, find alternatives, and obtain information about components and where they are used in various versions of products and configurations stored in the PDM system. To date, the Company has released interfaces to the Mentor Graphics, Cadence and Parametric Technology electronic design automation tools.


    .  Explore Integration Toolkit.  A range of enterprise integration tools is
       ---------------------------
       provided to enable integration with existing enterprise systems. An API is available to allow real-time, programmatic interfaces between Explore and other systems. Batch data import-export utilities are also available to enable the upload and download of data and data models to and from Explore. This toolkit can be used for developing or extending data models or integrating them with other systems. Certain of these tools can be used to create new data models for new applications, add special functions, create or modify class hierarchies and create one-to-one, one-to-many or many-to-many relationships using high-level object-oriented methods.

    .  Explore Rapid Application Development (RAD)  RAD is a software toolkit
       -------------------------------------------
       targeted at an application development programmer rather than the Explore end user who uses the Explore client. RAD is used to develop Softmodels (datamodel) to customize Explore, integrations to legacy systems, or unique applications, such as a bill of materials analysis, layered on Explore.


The VIP Family of Component Reference Databases

    The Company's VIP family of component reference databases provides regularly updated information regarding standard electronic, electro-mechanical and mechanical components. The content of the VIP component reference databases includes, for most components, an index of search and select parameters that enables rapid component search, comparison and selection based on form, fit and function and other technical characteristics, as well as electronic versions of databooks and datasheets. VIP component reference databases provide broad, industry-wide coverage of component manufacturers, enabling users to rapidly access component information at their desktops, electronically and consistently, instead of searching manually through many different and often inconsistent paper databooks or receiving information from one manufacturer at a time. The VIP component reference databases are organized by major device groups, including ICs and discrete semiconductors, passive components, electromechanical components and mechanical components, and contain information on approximately
1.8 million standard components available from over 700 suppliers. The Company updates its VIP component reference databases regularly and delivers these updates to its customers on computer tape. VIP component reference databases are integrated with the Company's Explore client/server software to enable a comprehensive CSM solution for enterprise data management.

    VIP reference databases utilize the Company's Standard Classification Scheme and VIP data dictionary, which defines the classification structure in which the part classes reside and the standard definitions of the search parameters, including names, descriptions, units of measure, allowable values and other criteria.

    The VIP family of component reference databases includes the following individual databases:

    .  VIP IC and Discrete Semiconductors Reference Database:  ICs database
       -----------------------------------------------------
       includes memory, programmable logic, digital logic, microprocessor, analog and interface devices. Discrete database includes transistor, diode, transformer, crystal, triggers, optoelectronic and sensor.

    .  VIP Passives Reference Database:  This database includes capacitor,
       -------------------------------
       resistor, inductor and transformer.

    .  VIP Electro-Mechanical Reference Database:  This database includes
       -----------------------------------------
       connectors, relays, and switches.

    .  VIP IC Military Specifications Database:  This database includes military
       ---------------------------------------
       specifications for military-rated IC and semiconductor components.

    .  VIP Package Standards Database:  This database provides package
       ------------------------------
       dimensions and outline drawings to international specifications for certain IC components.

    .  VIP Fasteners Standards Database:  This database includes international
       --------------------------------
       specifications for nuts, bolts, screws, washers, clips, and other standard fasteners.


CAPS Reference Database

    The Company also resells and sublicenses a reference data product containing information regarding ICs and discrete semiconductors called CAPS, licensed from the Information Handling Systems division of IHS Group, Inc. (''IHS''). Prior to the availability of the Company's own VIP component reference databases, the Company offered the CAPS database to its CIS customers, and later to its Explore customers. Since the launch of the VIP component reference databases in the second quarter of 1995, the Company has continued to offer CAPS on a limited basis to those customers who request it, in addition to the VIP component reference databases. The Company's agreement with IHS expires in October 1997, and the Company anticipates that the agreement will not be renewed. However, the Company anticipates that the number of customers using the CAPS database will decline over time as the Company's reference data products become more comprehensive.

Products / Services for the World Wide Web

     The Company has developed a product and service designed to expand its business utilizing World Wide Web technology, including a Web client for the Explore Server, based on a combination of the Java language and HTML (hypertext markup language). This will enable authorized users in an Intranet or Internet environment to use parametric search and other search techniques to access information in any specific World Wide Web-enabled Explore Server, utilizing standard World Wide Web browsers. For Intranet applications the Company offers the Intranet client as an additional option to its UNIX or PC/Windows client software. For Internet applications, the Company offers a product / service called Aspect Online where authorized subscribers can access the VIP reference databases via the World Wide Web. Aspect Online is sold through authorized Value Added Resellers (VARs) to small / medium sized companies whose primary requirement is access to reference data with minimal setup costs. There can be no assurance, however, that the revenues generated, if any, from the use of the World Wide Web will be greater than the cost of developing, modifying and supporting products and services for such use.

Pricing

    The Company's Explore software is priced based on a number of factors, including the base application configuration (i.e., Explore-CIS or Explore-Enterprise), the modules licensed and the number of licensed users. The list price for perpetual licenses of the Explore software may range from $50,000 to over $1 million. The list price for software maintenance is typically based on a percentage of the associated software list price. The Company's VIP reference databases are offered on a perpetual license or an annual subscription license basis, with list prices typically starting at $50,000 per year, depending on the specific data products licensed, the number of licensed users and other factors. The Company may offer discounts to customers based on the scope of the customer's commitment and other commercial considerations. Additionally, the Company may in the future offer new or different configurations at significantly lower prices.


Customer Service and Support

    The Company's customer service and support organization provides customers with technical support, training, consulting and implementation services. All of the Company's current customers have software maintenance agreements with the Company that provide for one or more of the following services:

    Professional Services.
    ---------------------

    The Company's consultants work closely with customers to deliver legacy data conversion and business process reengineering services. Legacy data conversion services include legacy data migration, standardization, enrichment, and integration of legacy data with the Company's VIP component reference databases. Business process reengineering services include process engineering, data modeling and enterprise architecture definition and integration to deliver global preferred part management, global preferred supplier management and design reuse programs. Fees for legacy data conversion services are charged in addition to and separate from the license fees charged for the Company's application software and reference data products and are charged on a per part and per database, or a per diem basis. Fees for business process reengineering services are typically charged in addition to and separate from the Company's software and data products on a per diem or fixed price basis. The services provided by the Company may be obtained from a third party. The Company also provides customers with implementation support, including installation and technical support, the fees for which are charged in addition to and separate from the Company's software and reference data products typically on a per diem basis.

    Customer Education and Training.
    -------------------------------

    The Company offers training courses designed to meet the needs of end users, data modeling and integration experts and system administrators. The Company also trains customer personnel who in turn train end users in large global enterprise deployments. Training classes are provided at the Company's offices in Mountain View, California, Boston, Massachusetts, London, England and through distributors in Tokyo, Japan and Seoul, South Korea. The Company provides on-site training services upon request by customers at a higher cost. Fees for education and training services are in addition to and separate from the fees for software and data products and are typically charged either per student and per class, or on a per diem basis.

    Software Maintenance and Support.
    --------------------------------

    The Company offers telephone, electronic mail and facsimile customer support through its central technical support staff at the Company's headquarters. The Company also provides customers with product documentation and release notes that describe features in new products, known problems and workarounds, and application notes. Software product license fees do not cover maintenance. Each customer is entitled to receive certain software updates, maintenance releases and technical support for an annual fee based on a percentage of the price of the products under license to such customers. The annual subscription service fee for the Company's reference data products covers all data updates and maintenance on an ongoing basis for the term of the subscription.

Sales and Marketing

    The Company markets and sells its products and services primarily through a direct sales force based in Mountain View, California and field sales offices in the U.S. metropolitan areas of Atlanta, Boston, Chicago, Dallas, Denver, Los Angeles and New York and abroad in London, Paris, Munich, Tokyo and Milan. The Company's sales and marketing organization consisted of 68 employees as of December 31, 1996. To support its sales force, the Company conducts a number of marketing programs, which includes public relations, telemarketing, seminars, trade shows and customer advisory board meetings. The Company also has a worldwide VAR agreement with Mentor Graphics and SAP AG, a distribution agreement in Japan with Digital Equipment Corporation Japan, a sales representative agreement in South Korea with ATE, and a sales representative agreement in Israel with Onyx.

    The Company's strategy is to expand its distribution channels to reach a broad customer base in its targeted industries. The Company's field sales force conducts multiple presentations and demonstrations of the Company's CSM solution to management and users at the customer site as a part of the direct sales effort. Sales cycles generally range from six to twelve months or longer. The direct sales force is responsible for joint sales efforts and management of multiple channels.

    International sales accounted for 25.5%, 21.4% and 13.7% of the Company's total revenues in 1996, 1995 and 1994, respectively. In addition, although the Company records revenues based on the billing location, certain domestic billings include licenses that may be deployed by customers or resold through indirect channels into international locations. The Company believes that in order to increase sales opportunities and profitability, it will be required to expand its international sales. The Company intends to continue to expand its direct and indirect sales and marketing activities worldwide, which will require significant management attention and financial resources.

    The Company has committed and continues to commit significant time and financial resources to developing international sales and support channels. There are a number of risks inherent in the Company's international business activities, including unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, potentially adverse tax consequences, currency fluctuations, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. In addition, revenues of the Company earned in various countries where the Company does business may be subject to taxation by more than one jurisdiction, thereby adversely affecting the Company's earnings. There can be no assurance that such factors will not have an adverse effect on the revenues from the Company's future international sales and, consequently, the Company's business, financial condition or results of operations.

    The Company generally ships its products within a short period of time after execution of a license. As a result, the Company typically does not have a material backlog of unfilled license orders at any given time, and the Company does not consider backlog to be a meaningful indicator of future performance.

Strategic Relationships

    The Company believes that, in order to provide comprehensive component and supplier management solutions, it will be necessary to develop, maintain and enhance close associations with vendors of hardware, software, database, data and professional services. The Company has established VAR, marketing and strategic relationships with a number of major vendors in these areas: Baan Company N.V., Cadence Design Systems, Inc., Digital Equipment Corp., a relationship with the consulting group of a Big 6 accounting firm, Electronic Data Systems, Corp., HP, IBM, Mentor Graphics, Metaphase Technology, Inc., Oracle, Origin Technology Corp., Parametric Technology Corp., SAP AG, Sherpa Corporation, Sun, and Viewlogic. The Company's relationships with hardware vendors have enabled it to integrate its solution with several industry standard hardware platforms. The Company has formed an Enterprise Partners Program with five vendors of complementary products. The Company meets regularly with its Enterprise Partners to enhance integration between their complementary products and the Company's products. The Company believes these relationships can enhance the Company's ability to deliver a CSM solution that supports customers' existing enterprise data management architecture and that is tailored to the specific requirements of their industry. Although the Company seeks to maintain close relationships with these companies, if the Company is unable to develop and retain effective, long-term relationships with these third parties, the Company's competitive position could be materially adversely affected.

Research and Development

    The Company has committed, and expects to continue to commit in the future, substantial resources to product development. Research and development efforts are directed at increasing product functionality, improving product performance and expanding the capabilities of the products to interoperate with third party software. The Company originally introduced its CIS software in 1992 and generally commercially introduced the next generation Explore client/server software and its VIP reference databases in 1995. The Company has regularly released new products and enhancements to existing products. Although the Company expects that certain of its new products will be developed internally, the Company may, based on timing and cost considerations, acquire technology and products from third parties.

    The Company has operations in Bangalore, India with 156 employees as of December 31, 1996, 129 of whom were engaged in data and tools development, maintenance and updates and 27 of whom were engaged in software development. Accordingly, the Company is dependent to a significant extent upon the ability of its Indian operations to successfully maintain and upgrade its reference data products.

    The Company supplements its product development efforts by reviewing customer feedback on existing products and working with customers and potential customers to anticipate future functionality requirements. To assist this effort, the Company hosts a customer advisory board made up of representatives from many of its key customers which meets periodically to provide feedback to the Company's current and future product plans.

    The Company's future success will depend in part upon its ability to enhance its current products and to develop and introduce new products on a timely basis that keep pace with technological developments, emerging industry standards and the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing or marketing product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or that its new products or product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products or enhancements, the Company's business, financial condition or results of operations could be materially adversely affected.

    In addition, applications software and reference data products as complex as those offered by the Company frequently contain undetected errors or failures when first introduced or when new versions are released. The Company has in the past discovered software and data errors in certain of its products and enhancements, both before and after initial shipments, and has experienced delays or lost revenues during the period required to correct these errors. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not occur in products, data or releases after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, financial condition or results of operations.

    As of December 31, 1996, the Company's research and development organization consisted of 217 full time employees, 156 of whom are employed by the Company's operations in Bangalore, India. During 1996, 1995 and 1994, research and development expenses were approximately $7.1 million, $4.9 million and $3.1 million, respectively.


Competition

    The market for the Company's products is competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company's products are targeted at the emerging market for open, client/server software solutions, and the Company's competitors offer a variety of products and services to address this market. Among the Company's principal competitors is IHS. The Company has licensed a reference data product from IHS since 1992 which the Company continues to offer on a limited basis to certain current and potential customers who typically use it in addition to the Company's VIP reference databases. The Company anticipates that its revenues from subscription agreements for the IHS reference data product will not be material in the current period or future periods and that subscription agreements and renewals for the IHS reference data product will decrease over time as the Company's reference data products become more comprehensive. However, there can be no assurance that the Company would be able to retain all the customers who license such data when the Company's agreement with IHS terminates in October 1997. The Company also currently faces direct competition from CADIS,

Inc., a privately held software company. Further, the Company currently faces indirect competition from third-party professional service organizations and internal management information systems and computer-aided design departments of potential customers that develop custom internal software.

    In the future, because there are relatively low barriers to entry in the software industry, the Company could experience additional competition from other established or emerging companies as the client/server application software market continues to develop and expand. In particular, RDBMS vendors, ERP vendors, PDM vendors, CAD vendors or professional service providers may in the future enter the Company's market with competitive products. To the extent that the Company expands into Internet-based or other forms of delivery of data, the Company may encounter additional competition from its existing competitors and other established or emerging companies. Many of these potential competitors have well-established relationships with the Company's current and potential customers, have extensive knowledge of the client/server industry, better name recognition and significantly greater financial, technical, sales, marketing and other resources and are capable of offering single vendor solutions which span multiple industries. It is also possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that competition will increase as a result of software industry consolidations. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products.

    Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition or results of operations. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not materially adversely affect its business, financial condition or results of operations.

    The Company believes that the principal competitive factors affecting its market include features such as openness, scalability, ability to integrate with third party products, functionality, adaptability, ease of use, product reputation, quality, performance, price, customer service and support, effectiveness of sales and marketing efforts and company reputation. Although the Company believes that it currently competes favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with greater financial, marketing, service, support, technical and other resources than the Company.


Proprietary Rights and Licensing

    The Company's success is heavily dependent upon proprietary technology. The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions with its employees, consultants and business partners and in its license agreements to protect its proprietary rights. The Company seeks to protect its software, published data, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's product or to obtain and use information that the Company regards as proprietary. While the Company is not aware that any of its products infringes the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by the Company with respect to current or future products.

    In addition, the Company relies on certain software and data that it licenses from third parties, including software and data that are used in the Company's products to perform certain functions. There can be no assurance that such firms will remain in business, that they will continue to support their products or that their products will otherwise continue to be available to the Company on commercially reasonable terms. The Company believes that substantially all of the software it licenses is available from vendors other than the Company's current vendors and could be replaced with equivalent software in a timely manner. However, it is possible that the loss of or inability to maintain any of these software licenses could result in delays or cancellations in products shipments until equivalent software can be identified and licensed or developed and integrated with the Company's products. Any such delay or cancellation could materially adversely affect the Company's business, financial condition or results of operations.

    The Company's products are generally provided to customers in object code (machine-readable) format only. From time to time, in limited circumstances, the Company has licensed source code (human-readable) format subject to customary protections such as use restrictions and confidentiality agreements. In addition, certain customers have entered into source code escrow arrangements with the Company, pursuant to which the Company's source code will be released to the customer upon the occurrence of certain events, such as the commencement of bankruptcy or insolvency proceedings by or against the Company, or certain material breaches of the agreement. In the event of any release of the source code from escrow, the customer's license is generally limited to use of the source code to maintain, support and configure the Company's software products.

Employees

    As of December 31, 1996, the Company employed 300 persons, of whom 133 were based in the United States, and 167 were based in India and other foreign countries. Of the total, 68 were engaged in sales and marketing, 217 were in product development and technical support and 15 were in finance and administration. None of the Company's employees is represented by a labor union with respect to his or her employment by the Company. The Company has experienced no organized work stoppages and believes its relationship with its employees is good. The Company believes that its future success will also depend to a significant extent upon its ability to attract, train and retain highly skilled technical, management, sales, marketing and consulting personnel. Competition for such personnel in the computer software industry in both the United States and India is intense. The Company has from time to time experienced difficulty in locating candidates with appropriate qualifications. There can be no assurance that the Company will be successful in attracting or retaining such personnel, and the failure to attract or retain such personnel could have a material adverse effect on the Company's business or results of operations.


ITEM 2.  PROPERTIES
         ----------

     The Company's principal administrative, sales, marketing, support and software research and development facility is located in approximately 22,000 square feet of space in Mountain View, California. This facility is leased to the Company through May 1998. The Company also leases facilities of approximately 6,000 square feet of space in Nashua, New Hampshire and approximately 11,000 square feet of space in two locations in Bangalore, India. The Nashua facility is leased to the Company through July 1997. The Company intends to lease new facilities in New Hampshire as needed. The Bangalore facilities are occupied under leases which expire in 1999 and 2004. In addition, the Company maintains sales and support offices in the metropolitan areas of Atlanta, Boston, Chicago, Dallas, Denver, Los Angeles, New York and London, Paris, Milan and Tokyo. The Company believes that its current facilities are adequate for its needs through the end of 1997, and that, should it be needed, suitable additional or alternative space will be available in the future on commercially reasonable terms.


ITEM 3.   LEGAL PROCEEDINGS.
          -----------------

    The Company is not a party to any material pending legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

    No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
          ---------------------------------------------------------------------

Market Price of Common Stock and Dividend Policy

    The Company's Common Stock has been traded in the over-the-counter market and the NASDAQ National Market System since the Company's initial public offering in May of 1996. According to the Company's transfer agent, the Company had approximately 104 stockholders of record as of January 31, 1997. The following table sets forth the low and high sale price as of the close of market of the Company's Common Stock in each of the Company's last three fiscal quarters:

Year ended December 31, 1996            High     Low
----------------------------            ----     ---
Second quarter (May 24 to June 30)      36.50   19.50
Third quarter                           33.25   18.00
Fourth quarter                          41.00   20.25


    The Company's policy has been to reinvest earnings to fund future growth. Accordingly, the Company has not paid dividends and does not anticipate declaring dividends on its Common Stock in the foreseeable future. There are certain restrictions regarding payment of cash dividends in the Line of Credit agreement with Silicon Valley Bank. See Note 5 of Notes to Consolidated Financial Statements

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.
          ------------------------------------

    The following selected consolidated financial data is qualified by reference to and should be read in conjunction with the consolidated financial statements and related notes thereto and the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Annual Report on Form 10-KSB.


CONSOLIDATED STATEMENTS OF OPERATIONS DATA
(in thousands, except per share amounts)
Year ended December 31,                            1996        1995       1994         1993       1992
--------------------------------------------------------------------------------------------------------
Revenues:
  Licenses                                        $12,263     $ 7,143     $ 3,478     $ 2,476     $1,110
  Subscription and maintenance                      8,943       4,964       2,962         715        245
  Service and other                                 3,029       1,586       2,044         762        488
                                                  -------     -------     -------     -------     ------
    Total revenues                                 24,235      13,693       8,484       3,953      1,843
                                                  -------     -------     -------     -------     ------

Cost of revenues:
  Cost of license revenues                            612         298         197         106         92
  Cost of subscription and maintenance revenues     1,116         938         735         261         84
  Cost of service and other revenues                1,679         612       1,333         353        206
                                                  -------     -------     -------     -------     ------
    Total cost of revenues                          3,407       1,848       2,265         720        382
                                                  -------     -------     -------     -------     ------
Gross profit                                       20,828      11,845       6,219       3,233      1,461
                                                  -------     -------     -------     -------     ------

Operating expenses:
  Research and development                          7,052       4,859       3,096       2,388      1,100
  Sales and marketing                               8,819       4,490       3,047       1,728        645
  General and administrative                        2,975       1,660       1,084         517        367
                                                  -------     -------     -------     -------     ------
    Total operating expenses                       18,846      11,009       7,227       4,633      2,112
                                                  -------     -------     -------     -------     ------

Operating income (loss)                             1,982         836      (1,008)     (1,400)      (651)
Interest and other income, net                      1,566          78          78          37         12
Interest expense                                     (209)        (83)        (46)        (70)        (9)
                                                  -------     -------     -------     -------     ------
Income (loss) before income taxes                   3,339         831        (976)     (1,433)      (648)
Provision for income taxes                            330         150         144           -          -
                                                  -------     -------     -------     -------     ------
Net income (loss)                                 $ 3,009     $   681     $(1,120)    $(1,433)    $ (648)
                                                  =======     =======     =======     =======     ======
Net income (loss) per share                       $  0.24     $  0.06     $ (0.23)    $ (0.29)    $(0.13)
                                                  =======     =======     =======     =======     ======
Number of shares used in computing
  per share amounts                                12,719      10,912       4,936       4,896      4,830
                                                  =======     =======     =======     =======     ======

CONSOLIDATED BALANCE SHEET DATA
(in thousands)
As of December 31,                                  1996        1995       1994         1993       1992
--------------------------------------------------------------------------------------------------------
Cash and short-term investments                   $47,818     $ 3,159     $ 2,437      $2,955     $  987
Working capital                                    45,485       1,024         854       2,177         72
Total assets                                       59,000       9,979       5,439       4,990      1,568
Long-term obligations, less current portion           379         634         311         273        421
Stockholders' equity (deficit)                    $48,754      $2,134      $1,374      $2,489      $ (69)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    This section contains certain trend analysis and forward-looking statements. Actual results may differ materially from the results described in such trend analysis and forward looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Business Factors."

Overview

    The Company develops, markets and supports enterprise client/server software and reference data products that enable manufacturers to improve product development and business processes through component and supplier management. The Company was incorporated in 1990 and was in the development stage, engaging primarily in research and development, until 1992. In 1992, the Company commenced shipment of its first generation component and supplier management software product, CIS 1.0. The Company's second generation CSM software product, Explore, first became generally commercially available in the second quarter of 1995. In 1993, the Company began development of component reference data products, and its first internally developed reference data products, VIP, became generally commercially available in the second quarter of 1995. As a result of greater market acceptance of the Company's CIS products and the introduction of the Explore and VIP products, the Company's revenues have grown rapidly in recent years, increasing from $4.0 million in 1993 to $24.2 million in 1996. The Company realized operating losses in 1993 and 1994 but achieved limited profitability in 1995 and realized almost 50% of its 1996 net income in its final fiscal quarter. The losses in 1993 and 1994 and limited profitability in 1995 and 1996 primarily reflect the Company's substantial investment in research and development to develop its software and reference data products and in sales and marketing to expand its marketing presence.

    Licenses of the Company's software and reference data products have historically accounted for the substantial majority of the Company's revenues, and the Company anticipates that this will continue for the foreseeable future. Accordingly, any decline in the demand for or market acceptance of the Company's software or reference data products would have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company has experienced significant revenue growth in recent periods, there can be no assurance that the Company will sustain such growth in revenues or that the Company will remain profitable in the future on a quarterly or an annual basis. A significant portion of the Company's revenues has historically been derived from relatively large sales to a limited number of customers, and the Company expects that this trend will continue for the foreseeable future. The license of the Company's software and data products generally requires the Company to engage in a sales cycle of six to twelve months or longer and to provide a significant level of education to prospective customers regarding the use and benefits of the Company's products. For these reasons, sales cycles are subject to a number of significant delays over which the Company has little or no control. Accordingly, any delay in the sale of a larger license or a number of smaller licenses would have a material adverse effect on the Company's business, financial condition or results of operations and cause the Company's operating results to vary significantly from quarter to quarter.

    The Company's revenues are divided into three categories: license revenues, subscription and maintenance revenues and service and other revenues. License revenues are comprised principally of perpetual license fees for the Company's client/server software and reference data products. Subscription and maintenance revenues are comprised principally of annual subscription and maintenance fees for the Company's products, including its Explore client/server software, its VIP family of component reference databases and the CAPS reference data product. Service and other revenues are comprised principally of fees for consulting, development and training services performed by the Company. The Company recognizes revenues in accordance with the American Institute of Certified Public Accountants Statement of Position 91-1 on Software Revenue Recognition. License revenues are recognized after execution of a license agreement, or receipt of a definitive purchase order, and shipment of the product if no significant vendor obligations remain and collection of the resulting receivables is deemed probable. Product returns and sales allowances (which were not significant through December 31, 1996) are estimated and provided for at the time of sale. When delivery involves significant installation obligations at multiple sites, revenues are recognized on a per-site basis upon completion of installation. Revenues from subscription and maintenance agreements are deferred and recognized on a straight-line basis over the life of the related agreement, which is typically twelve months. Service revenues from training and consulting are recognized upon completion of the work to be performed. Development revenues are recognized in accordance with the terms of the agreements, generally when related costs have been incurred.

    The Company's total revenues in any period are substantially dependent upon a relatively small number of large sales. Sales to the Company's three largest customers in each of 1994 and 1995 and its largest customer in 1996 accounted for 33%, 33% and 13% of total revenues, respectively. The Company expects that this trend will continue for the foreseeable future.

Results of Operations

    The following table sets forth certain operating data, expressed as a percentage of total revenues, for each of the years ended December 31, 1994, 1995 and 1996.


                                                       1994     1995     1996
                                                      -----    -----    -----
Revenues:
  Licenses                                             41.0%    52.2%    50.6%
  Subscription and maintenance                         34.9     36.2     36.9
  Service and other                                    24.1     11.6     12.5
                                                      -----    -----    -----
    Total revenues                                    100.0    100.0    100.0
                                                      -----    -----    -----
Cost of revenues:
  Cost of license revenues                              2.3      2.2      2.5
  Cost of subscription and maintenance revenues         8.7      6.8      4.6
  Cost of service and other revenues                   15.7      4.5      6.9
                                                      -----    -----    -----
    Total cost of revenues                             26.7     13.5     14.0
                                                      -----    -----    -----
Gross margin                                           73.3     86.5     86.0
                                                      -----    -----    -----
Operating expenses:
  Research and development                             36.5     35.5     29.1
  Sales and marketing                                  35.9     32.8     36.4
  General and administrative                           12.8     12.1     12.3
                                                      -----    -----    -----
      Total operating expenses                         85.2     80.4     77.8
                                                      -----    -----    -----
Operating income (loss)                               (11.9)     6.1      8.2
Interest and other income, net                          0.9      0.6      6.5
Interest expense                                       (0.5)    (0.6)    (0.9)
                                                      -----    -----    -----
Income (loss) before income taxes                     (11.5)     6.1     13.8
Provision for income taxes                              1.7      1.1      1.4
                                                      -----    -----    -----
Net income (loss)                                     (13.2)%    5.0%    12.4%
                                                      =====    =====    =====

Net Revenue

  Revenues

     Licenses.
     --------

    Revenues from licenses increased from approximately $3.5 million in 1994 to approximately $7.1 million in 1995, due primarily to increased market acceptance of the Company's CIS products. License revenues increased from $7.1 million in 1995 to $12.3 million in 1996. This increase was due primarily to the increased market acceptance of the Company's first generation CIS products and the general commercial introduction of the Company's Explore client/server software and VIP component reference databases in 1995. The Explore client/server software and VIP component reference databases generally have higher average license revenues than the CIS products.

    Subscription and maintenance.
    ----------------------------

    Subscription and maintenance revenues were $3.0 million, $5.0 million, and $8.9 million, respectively, in 1994, 1995 and 1996. The increase in subscription and maintenance fee revenues from 1994 to 1995 was principally the result of the general commercial introduction of the Company's VIP component reference databases in 1995 and increased market acceptance of the VIP database and the expanded base of customer licensees that acquired subscription and maintenance contracts from the Company, including significant subscription agreements for the CAPS reference data product. The increase from 1995 to 1996 was primarily due to the increased base of customers entering into maintenance contracts.

    Service and other.
    -----------------

    Service and other revenues decreased from $2.0 million in 1994 to $1.6 million in 1995 due primarily to the conclusion of a significant development contract for a customer, offset in part by a significant increase in consulting fees. Service and other revenues increased from $1.6 million in 1995 to $3.0 million in 1996 due to the increased number and size of consulting contracts in 1996 offset by a decrease in development revenues caused by the conclusion of the development contract in 1995.

    International sales were $1.2 million, $2.9 million and $6.2 million, respectively, in 1994, 1995 and 1996, representing 13.7%, 21.4% and 25.5% of total revenues, respectively, in each year. The increased volume of international sales from 1994 to 1996 is primarily attributable to an increase in the Company's international marketing efforts. The Company intends to continue to expand its international operations and to enter additional international markets. The Company currently maintains sales offices in the United Kingdom, France, Japan and Italy and has a sales representative agreement with ATE in South Korea and a distribution agreement with Digital Equipment Corporation Japan and a worldwide distribution agreement with Mentor Graphics Corporation. In addition, although the Company records revenues based on the billing location, certain domestic billings include licenses that may be deployed by customers or resold by indirect channel partners into international locations. International sales are denominated and collected in both U.S. and foreign currency. Accordingly, a portion of the Company's international revenues are subject to foreign currency fluctuation risks. In those jurisdictions in which the Company's sales are denominated in foreign currency, fluctuations in such currencies could adversely affect the profitability of sales made in such jurisdictions and therefore materially adversely affect the Company's business, financial condition or results of operations. Further, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets in which the Company's sales are denominated in U.S. dollars. The Company to date has not engaged in any foreign currency hedging activities.

  Cost of revenues

    Cost of licenses.
    ----------------

    Cost of licenses consists primarily of license fees and royalties paid to third party vendors, primarily Oracle, and shipping expenses. Cost of licenses was $197,000, $298,000 and $612,000, respectively, in 1994, 1995 and 1996 representing 5.7%, 4.2% and 5.0%, respectively, of the related license revenues for each year. The increase in the dollar amount of cost of licenses in each successive year reflects the higher volumes of licenses entered into in each year. Cost of licenses decreased as a percentage of related revenues from 1994 to 1995 due principally to a large number of conversions of CIS product licenses to Explore product licenses, which do not require payment of third party royalties. The increase as a percentage of revenues from 1995 to 1996 was primarily due to the addition of an additional third party vendor's product licensed in conjunction with Aspect's products. Because all development costs incurred in the research and development of products and enhancements to existing software products have been expensed as incurred, cost of licenses includes no amortization of capitalized software development costs. See Note 1 of Notes to Consolidated Financial Statements.

    Cost of subscription and maintenance revenues.
    ---------------------------------------------

    Cost of subscription and maintenance revenues consists primarily of license fees and royalties paid to third-party vendors, primarily IHS for the CAPS reference data product, and personnel-related costs incurred in providing centralized telephone support and related technical support to customers. Cost of subscription and maintenance revenues was $735,000, $938,000 and $1.1 million, respectively, in 1994, 1995 and 1996, representing 24.8%, 18.9% and 12.5%, respectively, of related subscription and maintenance revenues for each year. The decrease in cost of subscription and maintenance revenues as a percentage of related revenues over such periods is primarily the result of allocating related costs over a larger customer base and an increased proportion of sales of the VIP reference databases as compared to the CAPS reference data product.

    Cost of service and other revenues.
    ----------------------------------

    Cost of service and other revenues consist primarily of personnel-related costs incurred in providing consulting services, development services and training to customers. Cost of service and other revenues was $1.3 million, $612,000 and $1.7 million, respectively, in 1994, 1995 and 1996, representing 65.2%, 38.6% and 55.4%, respectively, of related revenue for each year. The higher cost of service and other revenues in 1994 was principally the result of costs associated with development services performed for a single customer which were concluded in 1995, causing costs of service and other revenues to decrease in dollar amount and as a percentage of related revenues in 1995. The increase in absolute dollars and as a percent of revenues in 1996 compared to 1995 is due to an increase in the number and size of consulting contracts.

  Gross profit

    Gross profit was $6.2 million, $11.8 million and $20.8 million, respectively, in 1994, 1995 and 1996, representing 73.3%, 86.5% and 86.0%, respectively, of total revenues for each year. The increase in absolute dollars was primarily the result of an increased level of revenues and the allocation of costs over a larger customer base. The Company currently expects that gross profits may decrease as a percentage of total revenues in the future as services and other revenues, which generally have lower gross margins than the Company's other revenues, increase as a percentage of total revenues.


  Operating Expenses

    Research and development.
    ------------------------

    Research and development expenses consist primarily of engineering personnel costs. Research and development expenses for 1994, 1995 and 1996 were approximately $3.1 million, $4.9 million and $7.1 million, respectively. These expenses as a percentage of total revenues were 36.5%, 35.5% and 29.1%, respectively, during the three years. The increases in research and development expenses in absolute dollars since 1994 were primarily attributable to increased staffing and associated support for technical staff and the use of consultants and outside service providers required to develop and enhance the Company's products. The reduction as a percentage of revenue is due to revenues increasing at a higher rate than research and development expenses. The Company believes that a significant level of research and development expenses will be required to be competitive in the future. Accordingly, the Company expects that the absolute dollar amounts of research and development expenses may increase in the future, but may decline as a percentage of total revenues in the event that revenues increase.

    Sales and marketing.
    -------------------

    Sales and marketing expenses include salaries, commissions, advertising, travel, trade show, public relations and other selling and marketing related expenses. Sales and marketing expenses for 1994, 1995 and 1996 were approximately $3.0 million, $4.5 million and $8.8 million, respectively, representing 35.9%, 32.8%, and 36.4% of total revenues, respectively. The increases in sales and marketing expenses in absolute dollars in 1995 and 1996 and as a percent of total revenue in 1996, were primarily due to the addition of sales and marketing personnel and increased marketing activities, including trade shows, promotional expenses and continued expansion internationally. The Company believes that such expenses will increase in dollar amounts and may increase as a percentage of total revenues in the future as the Company expands its sales and marketing staff.

    General and administrative.
    --------------------------

    General and administrative expenses include personnel costs for administration, finance, human resources and general management, along with legal and accounting expenses and other professional services. General and administrative expenses increased from $1.1 million in 1994 to $1.7 million in 1995 and $3.0 million in 1996. These expenses represented 12.8%, 12.1% and 12.3% of total revenues, respectively during those three years. The increases in dollar amounts were primarily the result of increased staffing and associated expenses necessary to manage and support the Company's growth. The Company believes that its general and administrative expenses will increase in dollar amounts in the future as the Company expands its staffing, continues its international expansion and as the Company experiences higher costs associated with being a public company, but may decrease as a percentage of total revenues in the event that revenues increase.


  Interest and other income (expense)

    The Company's net interest expense for 1995 was $5,000 and its net interest income for 1994 and 1996 was $32,000 and $1.4 million, respectively. Interest expense consists primarily of interest paid under an equipment lease line. Interest income consists primarily of interest accrued on the Company's cash generated from financing and operating activities. The increase in interest income in 1996 was primarily due to higher cash and investment balances resulting from the infusion of cash from the initial public offering partly offset by a $90,000 expense related to the settlement of a dispute.


  Provision for income taxes

    The Company's provision for income taxes was $144,000 in 1994, $150,000 in 1995 and $330,000 in 1996. The 1994 and 1995 provision amounts were primarily due to foreign withholding taxes in connection with product license sales to Korea. The provision for taxes in 1996 increased as a result of increased net income before taxes which resulted in higher federal income taxes after recognizing the benefit of available net operating loss and credit carryforwards from prior years which have not been previously utilized. See Note 6 of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

    In May 1996, the Company completed its initial public offering, and its common stock began trading on the NASDAQ National Market System under the symbol ASDV. Through the offering, the Company sold 2,322,500 new shares of its common stock which generated approximately $42.3 million of cash, net of underwriting discounts, commissions and other offering costs.

    In 1994, $10,000 of cash was used in operations. In 1995 and 1996, $1,640,000 and $4,874,000, respectively, was generated from operations to support the Company's ongoing capital requirements.

    In 1994, 1995 and 1996 the Company's investing activities consisted primarily of purchases of property and equipment. In those periods, the Company used approximately $159,000, $194,000 and $2.7 million, respectively, of cash to purchase property and equipment, primarily for personal computers and for furniture and other office equipment. Net purchases of short term investments was $38.2 million in 1996. The Company expects that the rate of purchases of property and equipment will increase as the Company's employee base grows. As of December 31, 1996, the Company's principal commitments consisted primarily of a lease line of credit for equipment and software purchases and leases for office facilities. See Note 2 of Notes to Consolidated Financial Statements.

    To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. The Company expects that, in the future, cash in excess of current requirements will be invested in investment grade, interest-bearing securities.

    At December 31, 1996, the Company had $9.6 million in cash and cash equivalents, $38.2 million in short-term investments and $45.5 million of working capital. The Company also had available a $2.0 million bank line of credit agreement, secured by certain tangible and intangible assets of the Company, that permits borrowings of the lesser of $2 million or 80% of domestic accounts receivable. Eligible accounts receivable are defined as those outstanding less than 90 days from the date of invoice. Borrowings bear interest at the bank's prime rate plus 0.5% (8.75% as of December 31, 1996). There were no borrowings outstanding under this line of credit as of December 31, 1996. See
Note 5 of Notes to Consolidated Financial Statements.

    The Company believes that its current cash balances and cash available under its lines of credit, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent that the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash. Consequently, any such growth may require the Company to obtain additional equity or debt financing. In addition, although there are no present understandings, commitments or agreements with respect to any acquisition of other businesses, products or technologies, the Company from time to time evaluates potential acquisitions of businesses, products and technologies and may in the future require additional equity or debt financings to consummate such potential acquisitions.

Business Factors

    Investors in the Company should be aware of the following risks and uncertainties that could materially and adversely affect the Company and the market for the Company's securities.

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

    The Company's business has experienced and is expected to continue to experience seasonality, in part due to customer buying patterns and the Company's expense patterns. In recent years, the Company has generally had stronger demand for its products during the quarter ending December 31 and has incurred higher personnel costs in the quarter ending March 31. The Company believes that these patterns will continue for the foreseeable future.

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

    The license of the Company's client/server software and reference data products generally requires the Company to engage in a sales cycle lasting six to twelve months or longer, during which the Company typically provides a significant level of education to prospective customers regarding the use and benefits of the Company's products. In addition, the implementation of the Company's standard products typically involves a significant commitment of resources by its customers over an extended period of time and is commonly associated with reengineering of product development and business processes. For these reasons, sales and customer implementation cycles are subject to delays over which the Company may have little or no control. Accordingly, any delay in the sale or customer implementation of a larger license or a number of smaller licenses would have a material adverse effect on the Company's business, financial condition or results of operations and cause the Company's operating results to vary significantly from quarter to quarter.

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

    The Company's business has grown rapidly in recent periods. In addition, the Company has experienced significant growth in the number of its employees, the scope of its operating and financial systems and the geographic area of its operations, which has placed a significant strain on the Company's management. The Company's future results of operations will depend in part on the ability of its officers and other key employees to continue to implement and expand its operational, customer support and financial control systems and to expand, train and manage its employee base. In addition, the Company believes that its future success will also depend to a significant extent upon its ability to attract, train and retain highly skilled technical, management, sales, marketing and consulting personnel. Competition for such personnel is intense, and the Company expects that such competition will continue for the foreseeable future. The Company has from time to time experienced difficulty in locating candidates with appropriate qualifications. There can be no assurance that the Company will be successful in attracting or retaining such personnel, and the failure to attract or retain such personnel could have a material adverse effect on the Company's business, financial condition or results of operations.

    The Company has operations in Bangalore, India with 156 employees as of December 31, 1996. The Company is dependent to a significant extent upon the ability of its Indian operations to successfully maintain and upgrade its reference data products. The Company believes that the success of its Indian operations will depend in large part upon its ability to attract, train and retain highly skilled technical and management personnel in India. Competition for such personnel in India is intense, and there can be no assurance that the Company will be successful in attracting a sufficient number of qualified personnel. The Company is directly affected by the political and economic conditions to which India is subject. In addition, many of the Company's expenses in India are paid in Indian currency, thereby subjecting the Company to the risk of foreign currency fluctuations. Any difficulties in coordinating or managing the Indian operations due to cultural, geographic, communication or other reasons could have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          -------------------------------------------

     1.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

         The following Financial Statements are filed as part of this Report.


                                                                        Page No.

Report of Ernst & Young LLP, Independent Auditors.......................   26

Consolidated Balance Sheets as of December 31, 1996 and 1995............   27

Consolidated Statements of Operations for each of the three fiscal years
in the period ended December 31, 1996...................................   28

Consolidated Statements of Stockholders' Equity for each of the three
fiscal years in the period ended December 31, 1996......................   29

Consolidated Statement of Cash Flows for of the three fiscal years in
the period ended December 31, 1996......................................   30

Notes to the Consolidated Financial Statements..........................   31


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          --------------------

    Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.
          -----------------------------------------------

    Information regarding the directors of the Company is incorporated by reference to the information set forth in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1996 (the "1997 Proxy Statement").

    The executive officers of the Company who are elected by and serve at the discretion of the Board of Directors, and their ages as of January 31, 1997, are as follows:

      Name              Age                    Position
      ----              ---                    --------
Dr. Romesh Wadhwani....  49   Chairman of the Board and Chief Executive Officer
Joseph A. Prang........  41   President, Chief Operating Officer and Director
David S. Dury..........  48   Vice President and Chief Financial Officer
James C. Althoff.......  43   Executive Vice President and Chief Technical
                              Officer
Jerry J. Templer.......  52   Vice President, North American Operations
Philip G. Nutburn......  47   Vice President, European Operations
David Horne............  44   Vice President, Marketing
Craig Palmer...........  36   Vice President, Online Services
David Burwen...........  52   Vice President, Business Development
Kenneth B. Belanger....  41   Vice President, Data Operations

Other Key Employees:
-------------------

William H. Feichtmann..  49   Corporate Controller and Secretary
Tal G. Ball............  32   Director, Enterprise Consulting


    Dr. Wadhwani founded the Company in 1990 and has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since January 1991. From January 1982 to March 1989, Dr. Wadhwani served as the Chief Executive Officer of Cimflex Teknowledge, Corp., a provider of factory automation products and systems. Dr. Wadhwani continued to serve as Chairman of the Board of Cimflex Teknowledge until July 1990. From 1973 to 1981, Dr. Wadhwani was Chief Executive Officer of Compuguard Corporation, a provider of building automation systems. Dr. Wadhwani received his Ph.D. and M.S. in Electrical Engineering from Carnegie-Mellon University.

    Mr. Prang joined the Company as President and Chief Operating Officer in May 1994. Mr. Prang has also served as a Director of the Company since October 1995. Prior to joining the Company from January 1986 to May 1994, he served in numerous capacities at Cadence Design Systems, Inc., an electronic design automation software developer, including Vice President of Marketing, Vice President and General Manger of System Design Division and President of Systems Division. From June 1979 to January 1986, Mr. Prang served as Vice President of GenRad, a company specializing in simulation and test systems. Mr. Prang holds a B.S. degree in engineering technology and an M.S.M. degree from Purdue University. Mr. Prang is also a director of EPIC Design Technology, Inc., an electronic design automation software developer.

    Mr. Dury joined the Company in April 1996 as Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Dury served as Chief Financial Officer of NetFrame Systems, Inc., a network server manufacturer, beginning in March 1992. From August 1991 to February 1992, he served as Senior Vice President and Chief Financial Officer of Maxtor Corporation, a disk drive manufacturer. From December 1989 to August 1991, he served as Executive Vice President and Chief Financial Officer of Boole & Babbage, a software developer. Previously, Mr. Dury was employed by Priam Corporation from February 1983 to February 1989, serving first as Vice President and Chief Financial Officer, and then as President and Chief Operating Officer. Mr. Dury held several financial and operating management positions at Intel corporation from 1979 to 1983. Mr. Dury holds a B.A. degree in psychology from Duke University and an M.B.A. from Cornell University.

    Mr. Althoff joined the Company as Vice President, Software Operations in December 1991. He was appointed Senior Vice President and Chief Technical Officer in January 1997. Mr. Althoff also served as Secretary of the Company from March 1993 to September 1995. Prior to joining the Company, from October 1981 to December 1991, Mr. Althoff served as Vice President of Engineering and General Manager of the Japan Business Unit of VLSI Technology/Compass Design & Automation, an ASIC developer. Mr. Althoff holds a B.S. degree in mathematics from Florida State University and an M.S. degree in computer science from California Institute of Technology.

    Mr. Templer joined the Company as Vice President of Eastern Operations in October 1991, a capacity in which he served until December 1995. From January 1996 until the present, Mr. Templer has served as Vice President of North American Operations. Prior to joining the Company Mr. Templer was Vice President of Sales at ExpertViews, Inc., a component information systems software provider, from April 1990 to July 1991. Prior to that time, Mr. Templer was Vice President of Sales at LTX, Inc., a provider of test equipment. Mr. Templer holds a B.S. degree in electrical engineering from Iowa State University and an M.S. degree in Business from the University of Missouri.

    Mr. Nutburn joined the Company as Director of European Operations in November 1992. In January 1997, he was appointed as Vice President, European Operations. Prior to joining the Company, Mr. Nutburn worked as a consultant to the Company beginning in July 1992. Prior to that time, he served as director of worldwide sales for the electronics design automation division of GenRad, Inc. from June 1991 to June 1992. Prior to that time Mr. Nutburn held various management positions at Silvar-Lisco and a division of Schlumberger Technologies. Mr. Nutburn holds a B.S. degree in electrical engineering from the University of Northumberland.

    Mr. Horne joined the Company in September 1996 as Vice president of Marketing. Before joining Aspect, Mr. Horne was Vice President of Marketing for Concentra Corporation from July 1994 to September 1996. From February 1989 to June 1994 he held a variety of sales and marketing management positions at Computervision, most recently Director of Worldwide Marketing operations. Mr. Horne holds an MBA from Northeastern University and a B.S. degree from the University of Massachusetts.

    Mr. Palmer joined the Company as Vice President of Marketing in September 1994. In September 1996 be became Vice President, Online Services. From February 1989 to September 1994, Mr. Palmer worked at Cadence Design Systems, Inc., an electronic design automation software provider, most recently as Director of Marketing from January 1993 to August 1994. Mr. Palmer also worked at Hewlett-Packard where from February 1982 to February 1989, he held several marketing management positions. Mr. Palmer holds a B.S. degree in electrical engineering from the University of Wisconsin.

    Mr. Burwen joined the Company as Vice President, Sales and Marketing, in April 1992 and served in that capacity until December 1993. Mr. Burwen served as Vice President, Marketing and Business Development, from January 1994 through December 1994, at which time he assumed his current position as Vice President, Business Development. Prior to joining the Company, Mr. Burwen was a managing partner of Echelon Management, a consulting firm, from October 1987 to March 1992. Mr. Burwen holds a B.S. degree in physics from Worcester Polytechnic Institute and an M.A. degree in physics from Brandeis University.

    Mr. Belanger joined the Company as Vice President, Data Operations in March 1992. Prior to joining the Company, Mr. Belanger served as Director of Development at ExpertViews, Inc., a component information systems provider, from September 1989 to October 1991. Mr. Belanger holds a B.S. degree in engineering technology from the University of Massachusetts.

  Other Key Employees:
  -------------------

    Mr. Feichtmann, a certified public accountant, joined the Company as Corporate Controller in February 1995. Mr. Feichtmann has also served as Secretary of the Company since October 1995. Prior to joining the Company, he served as Chief Financial Officer and Controller of Silicon Valley Research, Inc., a computer aided engineering software developer, from August 1983 to July 1994.

    Mr. Ball joined the Company as Director, Consulting in February 1995. Prior to joining the Company, Mr. Ball served as a Senior Consulting Services Manager at Cadence Design Systems, Inc., an EDA Software developer, from January 1994 to February 1995 and as Consulting Services Manager from May 1991 to December 1993, where he developed library and component information management solutions. Mr. Ball holds his B.S. degree in electrical engineering from North Carolina State University.



ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

Information regarding executive compensation is incorporated by reference to the information set forth in the 1997 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

    Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the 1997 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

    Information regarding certain relationships and related transactions is incorporated by reference to the information set forth in the 1997 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          ---------------------------------------------------------------

    (a)  The following documents are filed as part of this Report:

         1.  Financial Statements and Financial Statement Schedules -- See
             ------------------------------------------------------
             Index to Consolidated Financial Statements at Item 8 on Page 21 of this Report.

         2.  Exhibits.  The following exhibits are filed as part of, or
             --------
             incorporated by reference into, this Report:

Exhibit
Number                                Exhibit Title
-------                               -------------


Exhibit
Number                            Description of Document
-------                           -----------------------
 3.1*    Restated Certificate of Incorporation.

 3.2* Form of Restated Certificate of Incorporation to be filed with the Delaware Secretary of State following the closing of this offering.

 3.3*    By-Laws.

 4.1*    Restated Rights Agreement dated December 3, 1993.

10.1* Amended and Restated 1992 Stock Option Plan and forms of agreements thereunder.

10.2*    1996 Employee Stock Purchase Plan.

10.3* 1996 Outside Directors Stock Option Plan and forms of agreement thereunder.

10.4* Sublease Agreement between the Company and Insignia Solutions, Inc., dated December 9, 1995.

10.5* Agreement of Lease between the Company and Mareld Company, Inc., dated June 2, 1994.

10.6* Agreement of Lease between Aspect Development India and M.S. Janardhan Corporation, dated September 18, 1995.

10.7* Agreement of Lease between Aspect-DCM Pvt. Ltd. and the co-owners of Leo Shopping Complex, dated February 10, 1994.

10.8* Master Lease Agreement between the Company and Comdisco, Inc., dated July 2, 1992.

10.9* Business Loan Agreement between the Company and Silicon Valley Bank, dated November 14, 1995.

11.1     Statement regarding computation of earnings per share.

21.1     List of Subsidiaries.

23.1     Consent of Ernst & Young LLP, Independent Auditors.

27.1     Financial Data Schedule.

* Incorporated by reference to the Form SB-2 filed on April 19, 1996.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Aspect Development, Inc.

    We have audited the accompanying consolidated balance sheets of Aspect Development, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aspect Development, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                       ERNST & YOUNG LLP

Palo Alto, California
January 23, 1997

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

December 31,                                              1996       1995
--------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                             $ 9,632   $ 3,159
  Short-term investments                                 38,186         -
  Accounts receivable, net of allowance for doubtful
    accounts of $250 and $81 in 1996 and 1995,
    respectively                                          6,570     4,382
  Employee notes receivable                                  14       170
  Prepaid expenses and other current assets                 950       524
--------------------------------------------------------------------------
    Total current assets                                 55,352     8,235

Property and equipment, net                               3,278     1,397
Other assets, net                                           370       347
--------------------------------------------------------------------------
                                                        $59,000    $9,979
==========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $   766    $  224
  Accrued bonus and commissions                             910       650
  Other accrued liabilities                               1,688       651
  Deferred revenue                                        5,049     4,338
  Capital lease obligations - current portion               482       531
  Third-party royalties and fees                            972       817
--------------------------------------------------------------------------
    Total current liabilities                             9,867     7,211

Capital lease obligations                                   379       634

Commitments

Stockholders' equity:

  Convertible preferred stock, $0.001 par value;
    2,000,000 and 3,805,118 authorized, respectively,
    issuable in series, no shares issued and
    outstanding at December 31, 1996 and 3,687,117
    shares issued and outstanding at December 31, 1995        -     4,916

  Common stock, $0.001 par value; 20,000,000 shares
    authorized, 12,133,575 and 5,385,312 issued and
    outstanding at December 31, 1996 and 1995,
    respectively                                         49,405       653

  Notes receivable from stockholders                       (320)     (320)
  Deferred stock compensation                              (544)     (241)
  Accumulated translation adjustment                         78         -
  Retained earnings (Accumulated deficit)                   135    (2,874)
--------------------------------------------------------------------------
    Total stockholders' equity                           48,754     2,134
--------------------------------------------------------------------------
                                                        $59,000   $ 9,979
==========================================================================
See accompanying notes.

Consolidated Statements of Operations
(in thousands, except per share amounts)

Year ended December 31,                              1996      1995      1994
-------------------------------------------------------------------------------
Revenues
  Licenses                                         $12,263    $7,143    $3,478
  Subscription and maintenance                       8,943     4,964     2,962
  Service and other                                  3,029     1,586     2,044
-------------------------------------------------------------------------------
    Total revenues                                  24,235    13,693     8,484

Cost of revenues
  Cost of license revenues                             612       298       197
  Cost of subscription and maintenance revenues      1,116       938       735
  Cost of service and other revenues                 1,679       612     1,333
-------------------------------------------------------------------------------
    Total cost of revenues                           3,407     1,848     2,265
-------------------------------------------------------------------------------
Gross profit                                        20,828    11,845     6,219
-------------------------------------------------------------------------------

Operating expenses:
  Research and development                           7,052     4,859     3,096
  Sales and marketing                                8,819     4,490     3,047
  General and administrative                         2,975     1,660     1,084
-------------------------------------------------------------------------------
Total operating expenses                            18,846    11,009     7,227
-------------------------------------------------------------------------------

Operating income (loss)                              1,982       836    (1,008)
Interest and other income, net                       1,566        78        78
Interest expense                                      (209)      (83)      (46)
-------------------------------------------------------------------------------
Income (loss) before income taxes                    3,339       831      (976)
Provision for income taxes                             330       150       144
-------------------------------------------------------------------------------
Net income (loss)                                  $ 3,009   $   681   $(1,120)
===============================================================================
Net income (loss) per share                        $  0.24   $  0.06   $ (0.23)
===============================================================================
Number of shares used in computing
  per share amounts                                 12,719    10,912     4,936
===============================================================================
See accompanying notes.

Consolidated Statement of Stockholders' Equity
(in thousands)

                                                                         Notes
                                                                         Receiv-
                                       Convertible                        able                                  Earnings  Total
                                     Preferred Stock     Common Stock      From      Deferred    Accumulated    (Accumu-  Stock
                                   ------------------   --------------    Stock-      Compen-    Translation     lated    holders'
                                   Shares     Amount    Shares  Amount    holders     sation     Adjustment     Defict)   Equity
                                   ------     -------   ------  ------    --------   --------    -----------    -------   -------
Balance at December 31, 1993        3,687     $ 4,916    4,079    $   9    $   -        $   -        $    -     $ (2,435)   $ 2,490
  Issuance of common stock
    for note receivable                 -           -      550      110     (110)           -             -            -          -
  Issuance of common stock
    upon exercise of options            -           -       51        5        -            -             -            -          5
  Net loss                              -           -        -        -        -            -             -       (1,120)    (1,120)
                                    -----     -------   ------  -------    -----        -----        ------     --------   -------

Balance at December 31, 1994        3,687       4,916    4,680      124     (110)           -             -       (3,555)     1,375
  Issuance of common stock
    upon exercise of options            -           -      405       64        -            -             -            -         64
  Issuance of common stock for
    note receivable                     -           -      300      210     (210)           -             -            -          -
  Deferred compensation related
    to grant of stock options           -           -        -      255        -         (255)            -            -          -
  Amortization of deferred
    compensation                        -           -        -        -        -           14             -            -         14
  Net income                            -           -        -        -        -            -             -          681        681
                                    -----     -------   ------  -------    -----        -----        ------     --------   -------

Balance at December 31, 1995        3,687       4,916    5,385      653     (320)        (241)            -       (2,874)     2,134
  Conversion of preferred stock    (3,687)     (4,916)   3,687    4,916        -            -             -            -          -
  Issuance of common stock upon
    exercise of options                 -           -      569      157        -            -             -            -        157
  Deferred compensation related
    to grant of stock options           -           -        -      441        -         (441)            -            -          -
  Amortization of deferred
    compensation                        -           -        -        -        -          138             -            -        138
  Tax benefit from stock options        -           -        -      250        -            -             -            -        250
  Issuance of common stock through
    Initial Public Offering net of
    issuance costs of $938              -           -    2,323   42,261        -            -             -            -     42,261
  Issuance of common stock upon
    exercise of warrants                -           -       95       30        -            -             -            -         30
  Option granted for dispute
    settlement                          -           -        -       90        -            -             -            -         90
  Issuance of common stock upon
    exercise of options from
    settlement                          -           -       75      607        -            -             -            -        607
  Foreign currency translation
    adjustments                         -           -        -        -        -            -            78            -         78
  Net income                            -           -        -        -        -            -             -        3,009      3,009
                                    -----     -------   ------  -------    -----        -----        ------     --------   -------
Balance at December 31, 1996            -     $     -   12,134  $49,405    $(320)       $(544)       $   78     $    135   $48,754
                                    =====     =======   ======  =======    =====        =====        ======     ========   =======

See accompanying notes.

Consolidated Statements of Cash Flows
Increase (Decrease) in Cash and cash equivalents
(in thousands)

Year ended December 31,                                1996     1995     1994
-------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                    $3,009   $  681   $(1,120)
Adjustments to reconcile net income (loss)
  to net cash from operating activities:
    Depreciation and amortization                     1,356      454       348
    Compensation related to options granted for
      dispute settlement                                 90        -         -
    Changes in items affecting operations:
      Accounts receivable                            (2,188)  (2,717)     (448)
      Prepaid expenses and other current assets        (426)     (18)     (274)
      Accounts payable and accruals                   2,244      891       872
      Deferred revenue                                  711    2,349       612
      Other, net                                         78        -         -
                                                    -------  -------   -------
Net cash provided by (used for) operating
  activities                                          4,874    1,640       (10)
                                                    -------  -------   -------

Cash flows from investing activities
  Capital expenditures                               (2,698)    (194)     (159)
  Payment for acquisition of Aspect
    Development India, net of cash acquired               -      (90)        -
  Increase (decrease) in employee notes receivable      156     (170)        -
  Proceeds from short term investments               22,229        -         -
  Purchase of short term investments                (60,415)       -         -
  Increase in other assets                              (23)    (115)       (3)
                                                    -------  -------   -------

Net cash used for investing activities              (40,751)    (569)     (162)
                                                    -------  -------   -------

Cash flows from financing activities:
  Principal payments on advance from customer             -        -      (110)
  Principal payments on capital lease obligations      (705)    (413)     (241)
  Proceeds from Initial Public Offering              42,261        -         -
  Proceeds from other issuance of common stock          794       64         5
                                                    -------  -------   -------
Net cash provided by (used for) financing
  activities                                         42,350     (349)     (346)
                                                    =======  =======   =======
Net increase (decrease) in cash and cash
  equivalents                                         6,473      722      (518)
Cash and cash equivalents at the
  beginning of the period                             3,159    2,437     2,955
                                                    -------  -------   -------
Cash and cash equivalents at the end of the
  period                                            $ 9,632  $ 3,159   $ 2,437
                                                    =======  =======   =======

Supplemental disclosure of cash flow information
  Cash paid during the period for interest          $   116  $    83   $    46
                                                    =======  =======   =======
  Income taxes paid                                 $    67  $    51   $   146
                                                    =======  =======   =======

Supplemental schedule of noncash financing
activities
  Equipment acquired under capital lease
    obligations                                     $   401  $   953   $   431
                                                    =======  =======   =======
  Conversion of preferred stock to common
    stock                                           $ 4,916  $     -   $     -
                                                    =======  =======   =======
  Issuance of common stock for note receivable      $     -  $   210   $   110
                                                    =======  =======   =======
  Tax benefits from stock options                   $   250  $     -   $     -
                                                    =======  =======   =======
See accompanying notes.

                  Notes to Consolidated Financial Statements


1.        Organization and Summary of Significant Accounting Policies

Description of Business and Principles of Consolidation
-------------------------------------------------------

    Aspect Development Inc. ("the Company") develops, markets and supports enterprise client/server software and reference data products that enable manufacturers to improve product development and business processes through component and supplier management. The Company sells licensed software and reference data products to customers and provides software and data services for customers both within and outside the United States.

    The consolidated financial statements comprise the accounts of the Company and its wholly owned subsidiaries, Aspect Development India Private Limited, which was acquired in June 1995, and Aspect Development Europe Limited, after elimination of all significant intercompany balances and transactions.

Foreign Exchange
----------------

    Assets and liabilities of the Company and its wholly owned foreign subsidiaries are translated from the local currency to United States dollars at year-end exchange rates. Income and expense items are translated on a quarterly basis at the average rates of exchange prevailing during the quarter. The adjustment resulting from translating the financial statements of the Company and its foreign subsidiaries is reflected as an accumulated translation adjustment in stockholders' equity. Foreign currency transaction gains and losses are included in results of operations and were immaterial for all periods presented.

Use of Estimates
----------------

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
-------------------

    Licenses are comprised of perpetual license fees, which are recognized as revenue after execution of a license agreement or receipt of a definitive purchase order, and shipment of the product if no significant vendor obligations remain and collection of the resulting receivables is deemed probable. Where delivery involves significant installation obligations at multiple sites, revenues are recognized on a per-site basis upon completion of installation. Product returns and allowances (which were not significant through December 31, 1996) are estimated and provided for at the time of sale.

    Revenue from subscription and maintenance agreements is deferred and recognized on a straight-line basis over the life of the related agreement, typically one year.

    Service and other revenues are comprised of service, consulting and development fees. Service revenues from training and consulting are recognized upon completion of the work to be performed. Development fees are recognized as revenue in accordance with the terms of the agreements, generally when related costs have been incurred. Generally, the Company retains complete ownership of technology developed under these agreements. The related costs are charged as incurred. Under these development agreements, costs totaled approximately $1,019,000, $167,000 and none for fiscal 1994, 1995 and 1996, respectively.

Per Share Amounts
-----------------

    Net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consists of shares issuable upon the exercise of stock options (using the treasury stock method). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and staff policy, such computations prior to the Company's Initial Public Offering ("IPO") include all common and common equivalent shares issued within 12 months of the Company's IPO as if they were outstanding for all periods presented using the treasury stock method.

                  Notes to Consolidated Financial Statements


Concentration of Credit Risk and Significant Customers
------------------------------------------------------

    The Company's revenues consist primarily of license and subscription fees for its applications software and reference data products from large manufacturers in the United States, Europe and Asia. The Company has historically sold primarily to large financially stable institutions and has not obtained collateral. The Company has not incurred significant credit losses during any of the periods presented.

    One customer accounted for 13% of revenues during 1996, three customers each accounted for 11% of revenues during 1995 and three customers accounted for 12%, 11%, and 10% of revenues during 1994. No other customer accounted for more than 10% of revenues during any of the periods presented.

Product Concentration
---------------------

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

Cash, Cash Equivalents and Short-Term Investments
-------------------------------------------------

    The Company considers all highly liquid investments with minimum yield risks and maturities of less than 90 days at time of purchase to be cash equivalents.

    The Company accounts for its cash equivalents and short term investments under Statement of Financial Accounting Standards No. 115 ("SFAS 115") "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each subsequent balance sheet date. The Company's policy is to protect the value of its investment portfolio and to minimize principal risk by earning returns based on current interest rates. At December 31, 1996 all of the Company's cash equivalents and short term investments were designated as "available-for-sale" and , in accordance with SFAS 115, are recorded at fair value. As the difference between cost and fair value was immaterial at December 31, 1996, no adjustment has been made to the historical carrying value of the investments and no unrealized gains or losses have been recorded as a separate component of stockholders' equity. Realized gains and losses to date have not been material. The cost of securities sold is based on specific identification.

    At December 31, 1995, the Company had no debt securities. At December 31, 1996, the Company's debt securities include $10.7 million in obligations of U.S. government agencies and $32.9 million of corporate debt, all of which mature within one year. At December 31, 1996, $5.4 million of debt securities were included in cash equivalents.

Property and Equipment
----------------------

    Office and computer equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives (generally two to five years). Equipment under capital lease obligations is recorded at cost and amortized on a straight-line basis over the shorter of its estimated life or the term of the lease (generally three years). Accumulated depreciation of assets under capital leases was approximately, $1,268,000 at December 31, 1996 ($660,000 at December 31, 1995). Property and equipment consists of the following (in thousands):

                                                           December 31,
                                                        ------------------
                                                         1996       1995
                                                        -------    -------

Office and computer equipment                           $ 3,208    $   510
Computer equipment under capital lease obligations        2,295      1,894
                                                        -------    -------
                                                          5,503      2,404
Accumulated depreciation and amortization                (2,225)    (1,007)
                                                        -------    -------
Property and equipment, net                             $ 3,278    $ 1,397
                                                        =======    =======

                  Notes to Consolidated Financial Statements


    On January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. The effect of adopting this statement was immaterial to the Company's consolidated financial position or operating results.

Research and Development
------------------------

    Research and development expenditures are generally charged to operations as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. Through December 31, 1996, all research and development costs had been expensed.

Reclassification
----------------

    The Company has reclassified certain prior year balances to conform with current year's presentation.

2.   Lease Obligations

    The Company had a lease line of credit for the funding of equipment and software purchases of $2,200,000 at December 31, 1995 which was terminated during 1996.

    The Company leases seven office facilities under noncancelable operating leases which expire at various dates through September 2004. The Company also rents certain property and equipment under operating leases. Rental expense for all operating leases was $665,908, $386,472 and $262,971 for 1996, 1995 and 1994
respectively.

    Future minimum lease payments under operating and capital lease obligations which have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1996 are as follows (in thousands):

                                               Operating   Capital
                                                Leases      Leases
                                                ------      ------
Year ending December 31,
      1997                                        $537       $540
      1998                                         265        345
      1999                                         108         34
      2000                                          89          -
      2001                                          89          -
  Thereafter                                       302          -
                                                ------       ----
Total minimum lease payments                    $1,390        919
Less amount representing interest                              58
                                                             ----
Present value of net minimum lease payments                   861
Less current portion                                          482
                                                             ----
Noncurrent portion                                           $379
                                                             ====

                  Notes to Consolidated Financial Statements


3.   Stockholder's Equity

Initial Public Offering

    In May 1996, the Company completed the Initial Public Offering ("IPO") of its common stock. The Company sold 2,322,500 shares for net proceeds of $42.3 million.

Convertible Preferred Stock

    Each aggregate share of Series A, B and C preferred stock outstanding was automatically converted into one share of common stock upon the initial public offering of the Company's common stock on May 24, 1996 (a total of 3,687,117 shares). In 1996 the Board approved the authorization of 2,000,000 shares of undesignated preferred stock and 20,000,000 shares of common stock.

Common Stock Subject to Repurchase

    The Company has previously issued shares of common stock which are subject to the Company's right to repurchase at the original issuance price upon the occurrence of certain events, as defined in the agreement relating to the sales of such stock. At December 31, 1995 and December 31, 1996, approximately 564,000 and 351,000 shares, respectively, were subject to repurchase. In the event that a stockholder negotiates to sell all or part of the stock to a third party, the Company has a right of first refusal to repurchase that stock at the negotiated price.

Stock Options

    Amended and Restated 1992 Stock Option Plan.
    -------------------------------------------

    During 1996, the Company adopted its Amended and Restated 1992 Stock Option Plan (the "Plan") which authorizes the board of directors to grant incentive stock options or nonqualified stock options to purchase up to 3,930,000 shares of common stock to employees, officers and directors of the Company. The Plan allows for the grant of incentive stock options to employees and the grant of nonstatutory stock options to eligible participants.

    The option price shall be at least 100% and 85% of the fair value on the date of the grant as determined by the board of directors for incentive stock options and nonqualified stock options, respectively, except for options granted to a person owning greater than 10% of the total voting power of the Company, for which the exercise price of the options must not be less than 110% of the fair market value at the time of grant. Options generally become exercisable upon grant subject to repurchase rights in favor of the Company until vested. At December 31, 1995 and December 31, 1996, 29,999 and 47,872 shares of common stock, respectively, previously exercised under the plan were subject to repurchase. Shares generally vest over a period of four years, with 1/8 of the shares subject to option vesting at the end of the six months after commencement of employment, and the remainder vesting ratably over the next 42 months. Options may be granted with different vesting terms. Options are exercisable for a term of ten years after the date of grant except those options granted to a person owning greater than 10% of the total vesting power of stock of the Company, which are exercisable for a term of five years after the date of grant.

    In the event of a sale or merger of the Company, the board may arrange with the acquiring corporation for such corporation either to assume the Company's rights and obligations under the outstanding options or to substitute new options for the acquiring corporation's stock for such outstanding options. Options that are neither assumed nor substituted by the acquiring corporation, nor exercised as of the date of the sale or merger, terminate and cease to be outstanding as of the date of the transaction.

    1996 Outside Directors Stock Option Plan.
    ----------------------------------------

    During 1996 the Company adopted its 1996 Outside Directors Stock Option Plan ("the Directors Plan") and reserved for issuance a total of 100,000 shares of common stock. The Directors Plan provides for the automatic grant of nonstatutory stock options to directors of the Company who are not employees of the Company or any parent or subsidiary corporation of the Company ("Outside Directors.") Under the Directors Plan, each present Outside director who has not previously been granted an option under a stock option plan of the Company was granted automatically on the effective date of the IPO an option to purchase 5,000 shares of Common Stock. Each new Outside Director elected after the date of the IPO will be granted automatically on the date of election an option to purchase 15,000 shares of Common Stock. Such options will become vested in three annual installments on the anniversaries of the date of grant. In addition, each Outside Director previously granted an option under the Directors Plan will be granted automatically on the date of each annual meeting of the stockholders after

                  Notes to Consolidated Financial Statements

1996 an option to purchase 5,000 shares of Common Stock. Each such subsequent option will become vested in full on the third anniversary of the date of grant. The exercise price of each option granted under the Directors Plan will equal the fair market value of the Common Stock on the date of grant, and the term of each option is ten years. Options granted under the Directors plan are nontransferable.

    Information with respect to activity under the plans is as follows (shares in thousands):
                                               Out-
                                     Options  standing               Weighted
                                    Available  Number   Options      Average
                                      for        of      Price       Exercise
                                     Grant     Shares  Per Share      Price
                                     ------    -----   ------------   ------
Balance at December 31, 1993             20    1,515   $0.05-$0.20     $0.15
  Additional Shares Authorized          780        -             -
  Options Granted                      (451)     451   $0.20-$0.70     $0.24
  Exercised                               -      (52)  $0.05-$0.20     $0.10
  Canceled                              108     (108)  $0.05-$0.20     $0.19
                                     ------    -----   ------------   ------

Balance at December 31, 1994            457    1,806   $0.05-$0.70     $0.17
  Options Granted                      (552)     552      $0.70        $0.70
  Exercised                               -     (404)  $0.05-$0.70     $0.16
  Canceled                              176     (176)  $0.05-$0.70     $0.25
                                     ------    -----   ------------   ------

Balance at December 31, 1995             81    1,778   $0.05-$0.70     $0.33
  Additional Shares Authorized        1,700        -        -
  Options Granted                    (1,027)   1,027   $0.70-$26.75   $10.72
  Exercised                               -     (567)  $0.05-$8.10    $0.28
  Canceled                               87      (87)  $0.20-$8.10    $1.12
                                     ------    -----   ------------   ------

Balance at December 31, 1996            841    2,151   $0.05-$26.75   $5.27
                                     ======    =====   ============   ======


    At December 31, 1996, options to purchase 2,151,379 shares were exercisable (1,777,651 shares at December 31, 1995.)

    The company has recorded for financial statement purposes deferred compensation expense of $695,000 for the difference between the exercise price and the deemed fair value of the common stock with respect to certain options granted in 1995 and 1996. This amount is being amortized over the vesting period of the individual options, generally four years. Compensation expense recognized in fiscal 1996 and 1995 total $138,000 and $14,000 respectively. At December 31, 1996, deferred compensation totaled $543,000.

    1996 Employee Stock Purchase Plan.
    ---------------------------------

    During 1996 the Company adopted its 1996 Employee Stock Purchase Plan (the"Purchase Plan") and reserved for issuance a total of 300,000 shares, none of which have yet been issued. The Purchase Plan permits eligible employees to purchase Common Stock at a discount, but only through payroll deductions, during concurrent 24-month offering periods. Each offering period will be divided into four consecutive six-month purchase periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the Common Stock on the first day of the offering period or the last day of the purchase period, whichever is lower. The initial offering period commenced approximately two weeks prior to the effective date of the IPO.


Common Stock Issued Outside of the 1992 Stock Option Plan
---------------------------------------------------------

    During 1991, the Company granted an employee and a director options to purchase a total of 172,500 shares of common stock at exercise prices of $0.05 to $0.15, of which 64,350 shares were issued in 1993 and 2,500 shares were

                  Notes to Consolidated Financial Statements


issued in the quarter ended March 31, 1996. The remaining 105,650 shares were canceled upon the employee's termination in 1993.

Stock Warrants
--------------

    During 1992, warrants to purchase 55,970 shares of Series A preferred stock at an exercise price of $0.67, were issued in connection with equipment lease arrangements. During 1993, warrants to purchase an additional 8,333 shares of Series A preferred stock at an exercise price of $1.50 and 29,412 shares of Series C preferred stock at an exercise price of $1.85, were issued in connection with an extension of the equipment lease arrangements. During 1995, warrants to purchase an additional 14,286 shares of Series C preferred stock at an exercise price of $3.50 per share, were issued in connection with the further extension of the lease line. All outstanding warrants were exercised in May 1996 in connection with the Company's IPO. As of December 31, 1996, there were no outstanding warrants.

Option Issued as Settlement
---------------------------

    During 1996, the board of directors approved the issuance of an option to a third party to purchase up to 100,000 shares of common stock at a price of $8.10 per share to obtain the release of all claims arising from a dispute with such party. The Company recorded an expense of $90,000 in connection with this grant. 75,000 of these options were exercised in 1996, for proceeds of $607,000 and the remaining 25,000 options were exercised in January 1997.

Stock Compensation
------------------

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("Statement 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Minimum Value Method for 1995 and the Black-Scholes option pricing model for 1996 with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rates of 6.22% and 5.64%; a dividend yield of 0.0%; volatility factors of the expected market price of the Company's common stock of .0 and .75; and a weighted-average expected life of the option of 1 and 2 years beyond each respective vesting period. The weighted average fair value of options granted during 1996 and 1995 was $4.65 and $0.12, respectively.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                            1996                1995
                                           ------               -----
Pro forma net income                       $2,400               $ 663
Pro forma earnings per share               $ 0.19               $0.06


    Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1998.

                  Notes to Consolidated Financial Statements

    The following table summarizes information regarding stock options outstanding at December 31, 1996:

                               Options Outstanding and Exercisable
                        ------------------------------------------------
                             Number            Weighted
     Range                 Outstanding          Average         Weighted
      of                        at             Remaining        Average
   Exercise             December 31, 1996     Contractual      Exercise
    Prices                (in thousands)         Life            Price
---------------         -----------------    -----------       ---------
$ 0.05 - $ 0.20                  689              4.5              $0.15
  0.70 -   0.70                  581              8.6                0.7
  3.00 -   7.00                  308              8.1               6.24
  7.15 -   8.10                  261              8.4               7.52
 10.00 -  19.75                   62              9.7              18.56
$20.50 - $26.75                  275              9.1             $20.68
                               -----              ---
                               2,176              7.3
                               =====              ===

4.   Notes Receivable from Stockholders

    During 1994 the Company issued 550,000 shares of common stock at a purchase price of $0.20 per share to an officer secured by a note receivable. The note was a nonrecourse promissory note bearing interest at 6.43%. During 1995, the note was amended to become a recourse note bearing interest at 6.31%. Interest is payable annually and the principal is due in 2003.

    During 1995, the Company issued 300,000 shares of common stock to an officer, at a purchase price of $0.70 per share, also secured by a note receivable. The note is a recourse promissory note bearing interest at 6.31%, and the principal is due in 2004.

5.   Lines of Credit

    At December 31,1996, the Company had a revolving line of credit with a bank totaling $2,000,000, secured by certain tangible and intangible assets of the Company. The Company may utilize up to $2,000,000 of this line for spot and future foreign exchange contracts. The line expires in April 1997. The rate of interest payable by the Company on the line is the bank's prime rate plus 0.5%. There were no borrowings outstanding under the line at December 31, 1996 and 1995.

    Under this agreement the Company is required, among other things, to meet certain financial covenants including specified amounts of tangible net worth and specified ratios including ''quick'' ratio, liabilities to tangible net worth and debt service coverage. Prior to declaring dividends, the Company must obtain written consent from the bank. The Company was in compliance with all covenants as of December 31, 1996.

6.   Income Taxes

    The provision for taxes consists of the following (in thousands):

                                    Years ended December 31,
                            ---------------------------------------
                              1996            1995           1994
                            --------         -------       --------
Current:
  Federal                   $    353         $    36       $     --
  State                           53               1             --
  Foreign                         33             113            144
                            --------         -------       --------
                            $    439         $   150       $    144
Deferred:
  Federal                   $   (109)        $    --       $     --
                            --------         -------       --------
                            $    330         $   150       $    144
                            ========         =======       ========

                  Notes to Consolidated Financial Statements


        Tax benefits resulting from the exercise of nonqualified stock options and the disqualifying disposition of shares acquired under the Company's incentive stock option and stock purchase plans reduced taxes currently payable as shown above by approximately $359,000 for the year ended December 31, 1996. Such benefits were credited to common stock.

        The Company's effective income tax provision differs from the Federal statutory rate of 34% due to the following (in thousands):

                                                                      Years ended December 31,
                                                                ----------------------------------
                                                                 1996           1995         1994
                                                                ------         ------       ------
Expected tax provision (benefit) at federal statutory rate      $ 1,135        $ 283        $(332)
State taxes (net of federal benefit)                                 35           51          (30)
Foreign taxes                                                        --          113          144
Research credits                                                     --         (278)        (253)
Foreign tax credits                                                  --         (158)        (100)
Other                                                                49           39           15
Change in valuation allowance                                      (889)         100          700
                                                                  ------       -----        -----
Provision for income taxes                                        $  330       $ 150        $ 144
                                                                  ======       =====        =====
Effective tax rate                                                   9.9%       18.0%       (14.8)%

        As of December 31, 1996, the Company had federal net operating loss carryforwards of approximately $3,000,000. The Company also had federal research and development tax credit carryforwards of approximately $450,000. The federal net operating loss and credit carryforwards will expire between 2007 and 2011, if not utilized.

        Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

        Significant components of the Company's deferred tax assets are as follows:

                                                         December 31,
                                           --------------------------------------
                                              1996          1995         1994
                                           -----------  -----------   -----------
Deferred tax assets:
    Net operating loss carryforwards       $ 1,100,000   $  200,000   $ 1,000,000
    Research credit carryforwards              700,000      500,000       400,000
    Foreign tax credits                        300,000      300,000            --
    Other timing differences                   400,000      600,000       100,000
                                           -----------  -----------   -----------
Total deferred tax assets                    2,500,000    1,600,000     1,500,000
Valuation allowance                         (2,500,000)  (1,600,000)   (1,500,000)
                                           -----------  -----------   -----------
Net deferred tax assets                    $        --  $        --   $        --
                                           ===========  ===========   ===========

        The valuation allowance increased by $700,000 during the year ended December 31, 1994. Approximately $1,789,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to common stock.

7.      JOINT VENTURE

        The Company entered into a joint venture agreement with DCM Ltd. ("DCM") dated August 6, 1990. The joint venture was established for the innovation and development of component databases for electronic design automation. The equity ownership of this joint venture was split 80% to DCM and 20% to the Company. On March 6, 1995, the Company entered into an agreement to purchase DCM's rights and interest in the joint venture. Under the terms of the agreement, The Company paid DCM a total of $90,000 and DCM relinquished its rights to certain liabilities owed DCM at December 31, 1994. Upon completion of the buyout of DCM's interest, the joint venture became a wholly owned subsidiary of the Company, Aspect Development India Private Limited.

                  Notes to Consolidated Financial Statements

8.   Industry Segment and Geographic Information

    The Company develops, markets and supports enterprise client/server software and reference data products that enable manufacturers to improve product development and business processes through component and supplier management. The Company operates in a single industry segment.

    The Company's foreign operations consist of sales, marketing, and support activities in subsidiaries and distributors throughout the world and development and support activities in India. The Company's export sales were as follows (in thousands):

                                                  Year Ended December 31,
                                               ----------------------------
                                                 1996      1995       1994
                                               -------    -------    ------
Net Revenues from unaffiliated customers:
  Europe                                       $ 2,398    $ 2,189    $  495
  Asia                                             229        748       668
                                               -------    -------    ------
     Total export sales                        $ 2,627    $ 2,937    $1,163
                                               =======    =======    ======

    Operating income generated by the foreign operations of the Company and their corresponding identifiable assets were not material in 1994. Revenue, operating income, and identifiable assets classified by major geographic area were as follows (in thousands):

                                                 Year Ended December 31,
                                              ----------------------------
                                                1996      1995       1994
                                              -------    -------    ------
Net Revenues from unaffiliated customers:
  North America                               $18,059    $10,756    $7,321
  Europe                                        5,947      2,189       495
  Other international operations                  229        748       668
                                              -------    -------    ------
    Total net revenues                        $24,235    $13,693    $8,484
                                              =======    =======    ======

Income (loss) from operations:
  North America                               $(2,157)   $(1,395)
  Europe                                        4,789      1,823
  Other international operations                 (650)       408
                                              -------    -------
    Income from operations                    $ 1,982    $   836
                                              =======    =======

Identifiable assets:
  North America                               $54,623    $ 9,216
  Europe                                        3,425        587
  Other international operations                  952        176
                                              -------    -------
    Total identifiable assets                 $59,000    $ 9,979
                                              =======    =======

9.   401 (k) Plan

    Under the Company's 401(k) Plan, an employee may defer and invest up to 20% of his or her compensation, subject to an annual limitation. As of December 31, 1996, the Company had not elected to make any matching contributions under the Plan.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this nineteenth day of March, 1996.

                                  Aspect Development, Inc.


                                  By:      /s/ ROMESH WADHWANI
                                     ---------------------------------------
                                      Romesh Wadhwani
                                      Chief Executive Officer and Director
                                      (Principal Executive Officer)


  Pursuant to the requirements of the Securities Act, this Amendment to this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:


SIGNATURE                            TITLE                          DATE
------------------------   --------------------------   -----------------------------

/s/ ROMESH WADHWANI        Chairman of the Board of     March 19, 1997
------------------------   Directors and Chief
Romesh Wadhwani            Executive Officer (Principal
                           Executive Officer)

/s/ JOSEPH PRANG           President, Chief Operating   March 19, 1997
------------------------   Officer and Director
Joseph Prang

/s/ DAVID S. DURY          Vice President and Chief     March 19, 1997
------------------------   Financial Officer
David S. Dury              (Principal Financial and
                           Accounting Officer)

/s/ MARK A. STEVENS        Director                     March 19, 1997
------------------------
Mark A. Stevens

/s/ DENNIS SISCO           Director                     March 19, 1997
------------------------
Dennis Sisco

/s/ STEVEN GOLDBY          Director                     March 19, 1997
------------------------
Steven Goldby
