Form 10QSB
period 1997-03-31
ASPECT DEVELOPMENT INC
filed 1997-05-13
CIK 1013334

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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


Indicate by check /X/ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               (1)      Yes           /X/               No
                                     -----                  -----
               (2)      Yes           /X/               No
                                     -----                  -----

The number of shares outstanding of the registrant's common stock as of April 30, 1997 was 12,481,985.

                            ASPECT DEVELOPMENT, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                     PAGE
PART I.  FINANCIAL INFORMATION
Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets
                  At March 31, 1997 and December 31, 1996                               3

                  Condensed Consolidated Statements of Income
                  For the three months ended
                  March 31, 1997 and March 31, 1996                                     4

                  Condensed Consolidated Statements of Cash Flows
                  For the three months ended
                  March 31, 1997 and March 31, 1996                                     5

                  Notes to Condensed Consolidated Financial Statements                  6

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                             8

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                                     17

Item 2.           Changes in Securities                                                 17

Item 3.           Defaults Upon Senior Securities                                       17

Item 4.           Submission of Matters to a Vote of Securities Holders                 17

Item 5.           Other Information                                                     17

Item 6.           Exhibits and Reports on Form 8-K                                      17

Signature                                                                               18

Exhibits:

                  11 - Computation of Net Income Per Share
                  for the three months ended
                  March 31, 1997 and March 31, 1996                                     19

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           ASPECT DEVELOPMENT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                                        March 31,         December 31,
                                                                                          1997              1996 (1)
                                                                                     -------------      ---------------
                                                                                      (Unaudited)
Current assets:
      Cash and cash equivalents                                                      $       6,711      $         9,632
      Short-term investments                                                                44,039               38,186
      Accounts receivable, net                                                               5,999                6,570
      Other current assets                                                                     966                  964
                                                                                     -------------      ---------------
              Total current assets                                                          57,715               55,352
Property and equipment, net                                                                  4,107                3,278
Other assets, net                                                                            1,107                  370
                                                                                     -------------      ---------------
              Total assets                                                           $      62,929      $        59,000
                                                                                     =============      ===============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                               $         484      $           766
      Deferred revenue                                                                       7,435                5,049
      Capital lease obligations                                                                446                  482
      Third-party royalties and fees                                                           771                  972
      Other current liabilities                                                              2,491                2,598
                                                                                     -------------      ---------------
              Total current liabilities                                                     11,627                9,867
Capital lease obligations                                                                      274                  379
Stockholders' equity:
      Convertible preferred stock, $0.001 par value; 3,805,118 shares authorized, issuable in series, no shares issued
         and outstanding at March 31, 1997 and December 31, 1996                                --                   --
      Common stock, $0.001 par value per share; 20,000,000 shares authorized, 12,469,682 issued and outstanding
          at March 31, 1997 and 12,133,575 shares issued
         and outstanding at December 31, 1996                                               50,835               49,405
      Notes receivable from stockholders                                                      (320)                (320)
      Deferred compensation                                                                   (500)                (544)
      Accumulated translation adjustment                                                       (46)                  78
      Retained Earnings                                                                      1,059                  135
                                                                                     -------------      ---------------
              Total stockholders' equity                                                    51,028               48,754
                                                                                     -------------      ---------------

              Total liabilities and stockholders' equity                             $      62,929      $        59,000
                                                                                     =============      ===============

 (1)  Derived from audited financial statements as of December 31, 1996.

    See accompanying notes to Condensed Consolidated Financial Statements.

                           ASPECT DEVELOPMENT, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)

                                                               Three months ended
                                                                    March 31,
                                                   ----------------------------------------
                                                           1997                  1996
                                                   ------------------    ------------------
Revenues:
      Licenses                                     $            3,849    $            2,351
      Subscription and maintenance                              2,686                 1,938
      Service and other                                         1,141                   312
                                                   ------------------    ------------------
               Total revenues                                   7,676                 4,601
Cost of revenues:
      Licenses                                                    174                    99
      Subscription and maintenance                                445                   270
      Service and other                                           515                   206
                                                   ------------------    ------------------
               Total cost of revenues                           1,134                   575
                                                   ------------------    ------------------
Gross profit                                                    6,542                 4,026
Operating expenses:
      Research and development                                  1,873                 1,548
      Sales and marketing                                       3,089                 1,688
      General and administrative                                  817                   587
                                                   ------------------    ------------------
               Total operating expenses                         5,779                 3,823
                                                   ------------------    ------------------
Operating income                                                  763                   203
Interest/other income, net                                        616                     6
                                                   ------------------    ------------------
Income before income taxes                                      1,379                   209
Provision for income taxes                                        455                    21
                                                   ------------------    ------------------
Net income                                         $              924    $              188
                                                   ==================    ==================

Net income per share                               $             0.07    $             0.02
                                                   ==================    ==================

Shares used in per share computations                          13,948                10,852
                                                   ==================    ==================


    See accompanying notes to Condensed Consolidated Financial Statements.

                            ASPECT DEVELOPMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)

                                                                                       Three months ended March 31,
                                                                                      1997                     1996
                                                                               -------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                     $               924      $              188
Adjustments to reconcile net income to net cash from operating activities
     Depreciation and amortization                                                             430                     240
     Changes in assets and liabilities:
         Accounts receivable                                                                   571                  (1,397)
         Prepaid expenses and other current assets                                             (16)                   (314)
         Accounts payable                                                                     (282)                    205
         Deferred revenue                                                                    2,386                     636
         Third-party royalties & fees                                                         (201)                      -
         Other current liabilities                                                            (107)                     86
         Other, net                                                                           (124)                      -
                                                                               -------------------      ------------------
Net cash provided by (used for) operating activities                                         3,581                    (356)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                        (1,215)                   (146)
Purchase of short-term investments                                                         (18,396)                      -
Proceeds from maturities of short-term investments                                          12,543                       -
Decrease in employee notes receivable                                                           14                     150
Increase in other assets                                                                      (737)                    (32)
                                                                               -------------------      ------------------
Net cash provided by (used for) investing activities                                        (7,791)                    (28)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations                                               (141)                   (191)
Proceeds from issuance of common stock                                                       1,430                       6
                                                                               -------------------      ------------------
Net cash provided by (used for) financing activities                                         1,289                    (185)

Net increase (decrease) in cash and cash equivalents                                        (2,921)                   (569)
Cash and cash equivalents at beginning of period                                             9,632                   3,159
                                                                               -------------------      ------------------
Cash and cash equivalents at end of period                                     $             6,711      $            2,590
                                                                               ===================      ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest                                       $                18      $               35
                                                                               ===================      ==================

Income taxes paid                                                              $                 0      $               25
                                                                               ===================      ==================
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Equipment acquired under capital lease obligations                             $                 0      $              380
                                                                               ===================      ==================

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

         The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Company's Form 10-KSB, for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 19, 1997. The consolidated results of operations for the period ending March 31, 1997 are not necessarily indicative of the results to be expected for any subsequent interim or annual period.

         The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         Assets and liabilities of the Company and its wholly owned foreign subsidiaries are translated from the local currency to United States dollars at period-end exchange rates. Income and expense items are translated on a quarterly basis at the average rates of exchange prevailing during the quarter. The adjustment resulting from translating the financial statements of the Company and its foreign subsidiaries is reflected as an accumulated translation adjustment in stockholders' equity. Foreign currency transaction gains and losses are included in results of operations and were immaterial for all periods presented. The Company has begun a hedging program to hedge certain foreign currency accounts receivable.

2.       Cash Equivalents and Short-Term Investments

         The Company considers all highly liquid investments purchased with a maturity of three months or less at date of acquisition to be cash equivalents. Short-term investments generally mature within two years of purchase.
Gross realized and unrealized gains and losses are not material.

         The following is a summary of the estimated fair value of available-for-sale securities at March 31, 1997. The securities are carried at amortized cost which approximates fair value, and therefore, there are no unrealized gains or losses recorded to stockholders' equity.

                                                             March 31, 1997
                                                             --------------
                                                             (in thousands)

       Commercial Paper                                         $29,846
       Obligations of U.S. Government agencies                   14,193
                                                                -------
                                                                $44,039
                                                                =======


3.       Revenue Recognition

         Licenses are comprised of perpetual license fees, which are recognized as revenue after execution of a license agreement or receipt of a definitive purchase order, and shipment of the product if no significant vendor obligations remain and collection of the resulting receivables is deemed probable. Where delivery involves significant installation obligations at multiple sites, revenues are recognized on a per-site basis upon completion of installation. Product returns and sales allowances (which were not significant through March 31, 1997) are estimated and provided for at the time of sale.

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

         No customer accounted for over 10% of revenues for the three months ended March 31, 1997 and two customers accounted for 17% and 14% of revenues during the three months ended March 31, 1996.

4.       Net Income Per Share

         Net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consists of shares issuable upon the exercise of stock options (using the treasury stock method). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and staff policy, such computations prior to the Company's Initial Public Offering ("IPO") include all common and common equivalent shares issued within 12 months of the filing date of the Company's IPO as if they were outstanding for all periods presented using the treasury stock method.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 of $0.00 and $0.01 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.


5.       Line of Credit

         At March 31, 1997, the Company had available a $2 million bank line of credit agreement, secured by certain assets of the Company. The Company may utilize up to $2 million of this line for spot and future foreign exchange contracts. The line expires in April 1997. Borrowings bear interest at the bank's prime rate plus 0.5%. The Company had entered into two forward exchange contracts under the foreign exchange provisions of the line of credit as of March 31, 1997. There were no other borrowings outstanding under the lines as of March 31, 1997. The bank line of credit was not renewed in April 1997. The Company is securing a bank foreign currency guidance line for up to $5 million in forward exchange contracts.

6.       Income Taxes

         The Company's provision for income taxes for the three months ended March 31, 1997 is based upon the Company's estimate of the effective tax rate for 1997. The Company's effective tax rate for the three month period ended March 31, 1997 was 33%. The Company's accrued income taxes was reduced by a tax benefit from employee stock option transactions which will be credited directly to stockholders' equity when realized.

7.       Initial Public Offering

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors That May Affect Future Results" as well as those discussed in this section and elsewhere in this Report, and the risks discussed in the "Business Factors"
section included in the Company's Form 10-KSB, for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 19, 1997.

RESULTS OF OPERATIONS

REVENUES
--------

         The Company's revenues are divided into three categories: license revenues, subscription and maintenance revenues, and service and other revenues. License revenues are comprised principally of perpetual license fees for the Company's client/server software and reference data products. Subscription and maintenance revenues are comprised principally of annual subscription and maintenance fees for the Company's products, including its Explore client/server software, its VIP family of component reference databases and the CAPS reference data product. Service and other revenues are comprised principally of fees for consulting, development and training services performed by the Company. The Company recognizes revenues in accordance with the American Institute of Certified Public Accountants Statement of Position 91-1 on Software Revenue Recognition. License revenues are recognized after execution of a license agreement, or receipt of a definitive purchase order, and shipment of the product if no significant vendor obligations remain and collection of the resulting receivables is deemed probable. Product returns and sales allowances (which were not significant through March 31, 1997) are estimated and provided for at the time of sale. When delivery involves significant obligations at multiple sites, revenues are recognized on a per-site basis upon completion of installation. Revenues from subscription and maintenance agreements are deferred and recognized on a straight-line basis over the life of the related agreement, which is typically twelve months. Service revenues from training and consulting are recognized upon completion of the work to be performed. Development revenues are recognized in accordance with the terms of the agreements, generally when related costs have been incurred.

         Licenses.
         --------
         Revenues from licenses increased from $2,351,000 for the three months ended March 31, 1996 to $3,849,000 for the three months ended March 31, 1997 due primarily to continuing increased acceptance of the Company's Explore and VIP products.

         Subscription and Maintenance Revenue.
         ------------------------------------
         Subscription and maintenance revenue increased from $1,938,000 for the three months ended March 31, 1996 to $2,686,000 for the three months ended March 31, 1997 due primarily to renewals of maintenance agreements from the increased installed base of customers and to the introduction of on-line subscriptions.

         Service and Other Revenue.
         -------------------------
         Service and other revenue increased from $312,000 for the three months ended March 31, 1996 to $1,141,000 for the three months ended March 31, 1997 due primarily to an increase in the number and size of consulting contracts in 1997. The Company is increasing its focus on consulting services due to its leverage in increasing future license revenues.

COST OF REVENUES
----------------

         Cost of Licenses.
         ----------------
         Cost of licenses consists primarily of license fees and royalties paid to third-party vendors, primarily Oracle, and shipping expenses. Cost of licenses increased from $99,000 for the three months ended March 31, 1996 to $174,000 for the three months ended March 31, 1997 due primarily to the higher revenue base. Cost of licenses as a percent of license revenues in the quarters ended in 1997 and 1996 were 4.5% and 4.2%, respectively.

         Cost of Subscription and Maintenance Revenues.
         ---------------------------------------------
         Cost of subscription and maintenance revenues consists primarily of license fees and royalties paid to third-party vendors, primarily Information Handling Systems for the CAPS reference data product, and personnel-related costs incurred in providing centralized telephone support and related technical support to customers. Cost of subscription and maintenance revenues increased from $270,000 for the three months ended March 31, 1996 to $445,000 for the three months ended March 31, 1997. Cost of subscription and maintenance revenues as a percent of subscription and maintenance revenues, in the quarters ended in 1997 and 1996 were 16.6%, and 13.9%, respectively. The increased percentage in 1997 is due to an increase in the customer support infrastructure required to provide an increased level of support to customers.

         Cost of Service and Other Revenues.
         ----------------------------------
         Cost of service and other revenues consist primarily of personnel-related costs incurred in providing consulting services, development services and training to customers. Cost of service and other revenues increased from $206,000 for the three months ended March 31, 1996 to $515,000 for the three months ended March 31, 1997. Cost of service and other revenues as a percent of service and other revenues were 45.1% and 66.0%, respectively, in the quarters ended in 1997 and 1996. The decrease in cost of service and other revenues as a percent of service and other revenues was due primarily to increased growth in service revenue and the increased efficiency of the consulting workforce.

OPERATING EXPENSES
------------------

         Research and Development.
         ------------------------
         Research and development expenses consist primarily of engineering personnel costs. Research and development expenses increased from $1,548,000 for the three months ended March 31, 1996 to $1,873,000 for the three months ended March 31, 1997. Research and development expenses as a percent of total revenues were 24.4% and 33.6%, respectively, in the quarters ended in 1997 and 1996. The decrease in cost of research and development as a percent of total revenues was due principally to the Company's growth in total revenues partially offset by increased development and support staffing.

         Sales and Marketing.
         -------------------
         Sales and marketing expenses include salaries, commissions, advertising, travel, trade show, public relations and other selling and marketing-related expenses. Sales and marketing expenses increased from $1,688,000 for the three months ended March 31, 1996 to $3,089,000 for the three months ended March 31, 1997. Sales and marketing expenses as a percent of total revenues were 40.2% and 36.7%, respectively, in the quarters ended in 1997 and 1996. The increase in sales and marketing expenses both in absolute dollars and as a percentage of revenues was due primarily to the addition of sales marketing and consulting personnel and increased marketing activities, including trade shows, promotional expenses and increased geographic coverage. The Company expects sales and marketing expenses to increase in absolute dollars while remaining approximately level as a percent of revenues as the Company releases and promotes new products; however, there can be no assurance that increased sales and marketing spending will result in increased revenues.

         General and Administrative.
         --------------------------
         General and administrative expenses include personnel costs for administration, finance, human resources and general management, along with legal and accounting expenses and other professional services. General and administrative expenses increased from $587,000 for the three months ended March 31, 1996 to $817,000 for the three months ended March 31, 1997. General and administrative expenses as a percent of total revenues were 10.6% and 12.8%, respectively, in the quarters ended in 1997 and 1996. The increase in absolute dollars of general and administrative expenses was primarily the result of increased staffing and associated expenses necessary to manage and support the Company's growth. The decrease in cost as a percent of total revenue was due to the Company's growth in total revenues.

INTEREST/OTHER INCOME AND EXPENSE
---------------------------------

         Interest and other income and expense represents interest income earned on the Company's cash, cash equivalents and short-term investments, and other items. Interest and other income and expense increased from $6,000 for the three months ended March 31, 1996 to $616,000 for the three months ended March 31, 1997 primarily due to higher cash balances resulting from the infusion of cash from the initial public offering.

PROVISION FOR INCOME TAXES
--------------------------

         The Company's effective income tax rate for the three month period ended March 31, 1997 was 33% compared to 10% for the comparable period in the prior year. The increase in the effective income tax rate was primarily related to increased net income before taxes which resulted in higher federal income taxes, and to the full utilization of net operating loss carryforwards and utilization of a substantial portion of credit carryforwards in the prior year.

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

         As of March 31, 1997, the Company had approximately $50.8 million in cash, cash equivalents and short-term investments. Net cash provided by operating activities was $3,537,000 for the three months ended March 31, 1997, and was primarily due to net income of $924,000, an increase in deferred revenue of $2,386,000, and a decrease in accounts receivable of $571,000, offset by a decrease in accounts payable of $282,000, decrease in accrued liabilities of $107,000 and a decrease in third-party royalties & fees of $201,000.

         At March 31, 1997, the Company had available a $2 million bank line of credit agreement, secured by certain assets of the Company. The Company may utilize up to $2 million of this line for spot and future foreign exchange contracts. The line expires in April 1997. Borrowings bear interest at the bank's prime rate plus 0.5%. The Company had entered into two forward exchange contracts under the foreign exchange provisions of the line of credit as of March 31, 1997. There were no other borrowings outstanding under the lines as of March 31, 1997. The bank line of credit was not renewed in April 1997. The Company is securing a bank foreign currency guidance line for up to $5 million in forward exchange contracts.

         As of March 31, 1997, the Company's principal commitments consisted of obligations under operating and capital leases. As of March 31, 1997, the Company had $720,000 in outstanding borrowings under capital leases which are payable through 1999.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks. These risks should be read in conjunction with the "Business Factors" section included in the Company's Form 10-KSB, for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 19, 1997.

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

MANAGEMENT OF EXPANDING OPERATIONS
----------------------------------

         The Company's business has grown rapidly in recent periods, with revenues increasing from $8.5 million in 1994, to $13.7 million in 1995, to $24.2 million in 1996 and to $7.7 million in the first three months of 1997. In addition, the Company has experienced significant growth in the number of its employees, the scope of its operating and financial systems and the geographic area of its operations, which has placed a significant strain on the Company's management. The Company's future results of operations will depend in part on the ability of its officers and other key employees to continue to implement and expand its operational, customer support and financial control systems and to expand, train and manage its employee base. In order to successfully manage its future growth, if any, the Company will be required to hire additional general and administrative personnel and to augment its existing financial and management systems or to implement new such systems. There can be no assurance that the existing and new management will be able to augment or to implement such systems efficiently or on a timely basis, and the failure to do so could have a material adverse effect on the Company's business, financial condition or results of operations. There can be no assurance that the Company will be able to manage any future expansion, if any, successfully; and any inability to do so would have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the Company believes that its future success will also depend to a significant extent upon its ability to attract, train and retain highly skilled technical, management, sales, marketing and consulting personnel. Competition for such personnel is intense, and the Company expects that such competition will continue for the foreseeable future. The Company has from time to time experienced difficulty in locating candidates with appropriate qualifications. There can be no assurance that the Company will be successful in attracting or retaining such personnel, and the failure to attract or retain such personnel could have a material adverse effect on the company's business, financial condition or results of operations.

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

The ability of the Company to achieve revenue growth in the future will depend on its success in adding a substantial number of direct sales employees and establishing marketing, selling and consulting relationships during 1997 and future periods. There can be no assurance that the Company will be able to attract sufficient direct sales personnel, hardware and software vendors, systems integrators or other marketing or selling partners to market the Company's products effectively. There can be no assurance that the cost of the Company's investment in direct and indirect sales channels will not exceed the revenues generated from such investment, if any, or that the Company's sales and marketing organization will successfully compete against the sales and marketing organizations of the Company's competitors.

NEED TO DEVELOP, MAINTAIN AND IMPROVE REFERENCE DATA PRODUCTS
-------------------------------------------------------------

         The Company's VIP component reference databases are composed of a large amount of information supplied by component suppliers which requires frequent updating and expansion. As a result, the Company must continue to invest substantial resources in its reference data products. The information regarding components and suppliers contained in the Company's VIP component reference databases is not proprietary to the Company and is derived from supplier databooks. Therefore, other parties may independently create similar reference data products. The Company first released its VIP component reference databases in 1995, and accordingly has only limited experience with building, maintaining and upgrading such products. Furthermore, the Company currently plans to develop, license or acquire reference data products for additional global vertical markets, which will impose significant additional burdens on its data product development efforts. As the information contained in the Company's reference data products expands or if the demand for frequency of updates increases, unforeseen problems with entering, updating, managing or delivering the data may arise. Because the Company's customers rely on the information contained in the Company's VIP family of component reference databases to design and procure components for their products, the accuracy, completeness and currency of the information in those data products is critical. To the extent that the Company is unable to keep its reference data products accurate, complete or current, its customers may become dissatisfied with the Company's products and discontinue their purchase of the Company's products and services. In the event that the Company's VIP family of component reference databases is or is perceived to be inaccurate, incomplete or out-of-date, the Company's business, financial condition or results of operations could be materially adversely affected.

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

Item 5   Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         Exhibit 11.1 --  Computation of Net Income Per Share

         Exhibit 27   --  Financial Data Schedule

          (b)     Reports on Form 8-K

                  None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





May 9, 1997                        /s/  David S. Dury
                                   ------------------
                                   David S. Dury
                                   Vice President,
                                   Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)