Form 10QSB
period 1997-06-30
ASPECT DEVELOPMENT INC
filed 1997-08-14
CIK 1013334

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

             (1)      Yes        x                 No
                              -------                     -------
             (2)      Yes        x                 No
                              -------                     -------
The number of shares outstanding of the registrant's common stock as of August 8, 1997 was 12,767,649.

                          ASPECT DEVELOPMENT, INC.

                                  FORM 10-Q

                                    INDEX

PART I.  FINANCIAL INFORMATION                                         PAGE

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         At June 30, 1997 and December 31, 1996                         3

         Condensed Consolidated Statements of Income
         For the three months and six months ended
         June 30, 1997 and June 30, 1996                                4

         Condensed Consolidated Statements of Cash Flows
         For the six months ended June 30, 1997
         and June 30, 1996                                              5

         Notes to Condensed Consolidated Financial Statements           6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                             19

Item 2.  Changes in Securities                                         19

Item 3.  Defaults Upon Senior Securities                               19

Item 4.  Submission of Matters to a Vote of Securities Holders         19

Item 5.  Other Information                                             19

Item 6.  Exhibits and Reports on Form 8-K                              19

Signature                                                              21

Exhibits:

         11 - Computation of Net Income Per Share
         for the three months and six months ended
         June 30, 1997 and June 30, 1996                               22

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          ASPECT DEVELOPMENT, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                   ASSETS

                                                                          June 30,    December 31,
                                                                            1997        1996 (1)
                                                                        ------------  -----------
                                                                        (Unaudited)
Current assets:
      Cash and cash equivalents ..........................                 $ 6,872        $ 9,632
      Short-term investments .............................                  43,435         38,186
      Accounts receivable, net ...........................                   7,297          6,570
      Other current assets ...............................                   1,385            964
                                                                           -------        -------
              Total current assets .......................                  58,989         55,352
Property and equipment, net ..............................                   4,983          3,278
Other assets, net ........................................                   1,911            370
                                                                           -------        -------
              Total assets ...............................                 $65,883        $59,000
                                                                           =======        =======

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable ..............................................     $  1,362       $    766
      Deferred revenue ..............................................        6,410          5,049
      Capital lease obligations .....................................          398            482
      Third-party royalties and fees ................................          756            972
      Other current liabilities .....................................        4,146          2,598
                                                                          --------       --------
              Total current liabilities .............................       13,072          9,867
Capital lease obligations ...........................................          286            379
Stockholders' equity:
      Convertible preferred stock, $0.001 par value; 3,805,118 shares authorized, issuable in series, no shares issued
         and outstanding at June 30, 1997 and December 31, 1996 .....           --             --
      Common stock, $0.001 par value per share; 20,000,000 shares authorized, 12,580,539 issued and outstanding
         at June 30, 1997 and 12,133,575 shares issued
         and outstanding at December 31, 1996 .......................       50,885         49,405
      Notes receivable from stockholders ............................         (320)          (320)
      Deferred compensation .........................................         (459)          (544)
      Accumulated translation adjustment ............................          (29)            78
      Retained Earnings .............................................        2,448            135
                                                                          --------       --------
              Total stockholders' equity ............................       52,525         48,754
                                                                          --------       --------
              Total liabilities and stockholders' equity ............     $ 65,883       $ 59,000
                                                                          ========       ========

      (1) Derived from audited financial statements as of December 31, 1996.

    See accompanying notes to Condensed Consolidated Financial Statements.

                           ASPECT DEVELOPMENT, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)


                                             Three months ended      Six months ended
                                                  June 30,               June 30,
                                            -------------------    --------------------
                                             1997        1996        1997        1996
                                            -------     -------     -------     -------
Revenues:
      Licenses ........................     $ 5,370     $ 3,114     $ 9,219     $ 5,465
      Subscription and maintenance ....       2,998       2,248       5,684       4,186
      Service and other ...............       1,472         425       2,613         737
                                            -------     -------     -------     -------
               Total revenues .........       9,840       5,787      17,516      10,388
Cost of revenues:
      Licenses ........................         100         147         274         246
      Subscription and maintenance ....         598         258       1,043         528
      Service and other ...............         665         392       1,180         598
                                            -------     -------     -------     -------
               Total cost of revenues .       1,363         797       2,497       1,372
                                            -------     -------     -------     -------
Gross profit ..........................       8,477       4,990      15,019       9,016
Operating expenses:
      Research and development ........       1,985       1,794       3,858       3,342
      Sales and marketing .............       4,085       2,168       7,174       3,856
      General and administrative ......         978         748       1,795       1,335
                                            -------     -------     -------     -------
               Total operating expenses       7,048       4,710      12,827       8,533
                                            -------     -------     -------     -------
Operating income ......................       1,429         280       2,192         483
Interest and other income/expense, net          474         124       1,090         130
                                            -------     -------     -------     -------
Income before income taxes ............       1,903         404       3,282         613
Provision for income taxes ............         514          40         969          61
                                            -------     -------     -------     -------
Net income ............................     $ 1,389     $   364     $ 2,313     $   552
                                            =======     =======     =======     =======
Net income per share ..................     $  0.10     $  0.03     $  0.17     $  0.05
                                            =======     =======     =======     =======
Shares used in per share
      computations ....................      13,964      12,407      13,956      11,629
                                            =======     =======     =======     =======



    See accompanying notes to Condensed Consolidated Financial Statements.

                           ASPECT DEVELOPMENT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)

                                                                              Six months ended June 30,
                                                                                1997          1996
                                                                              --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..............................................................     $  2,313      $    552
Adjustments to reconcile net income to net cash from operating activities
     Depreciation and amortization ......................................          928           606
     Noncash legal dispute settlement charge ............................           --            90
     Changes in assets and liabilities:
         Accounts receivable ............................................         (727)          636
         Other current assets ...........................................         (421)         (666)
         Accounts payable ...............................................          596           369
         Deferred revenue ...............................................        1,361          (133)
         Third-party royalties & fees ...................................         (216)         (253)
         Other current liabilities ......................................        1,548           538
         Other, net                                                               (107)           --
                                                                              --------      --------
Net cash provided by operating activities ...............................        5,275         1,739

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures ....................................................       (2,548)       (1,076)
Purchase of short-term investments ......................................      (27,106)      (32,500)
Proceeds from maturities of short-term investments ......................       21,857            --
Increase in other assets ................................................       (1,541)          (23)
                                                                              --------      --------
Net cash used for investing activities ..................................       (9,338)      (33,599)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations .........................         (177)         (366)
Proceeds from Initial Public Offering ...................................           --        42,286
Proceeds from issuance of common stock ..................................        1,480            71
                                                                              --------      --------
Net cash provided by financing activities ...............................        1,303        41,991

Net increase (decrease) in cash and cash equivalents ....................       (2,760)       10,131
Cash and cash equivalents at beginning of period ........................        9,632         3,159
                                                                              ========      ========
Cash and cash equivalents at end of period ..............................     $  6,872      $ 13,290
                                                                              ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest ................................     $     33      $     63
                                                                              ========      ========

Income taxes paid .......................................................     $     15      $     49
                                                                              ========      ========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Equipment acquired under capital lease obligations ......................     $     --      $    380
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

         The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Company's Form 10-KSB, for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 19, 1997. The consolidated results of operations for the period ending June 30, 1997 are not necessarily indicative of the results to be expected for any subsequent interim or annual period.

         The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in joint ventures in which the Company has a 50% ownership interest are accounted for by the equity method. Under such method, the Company's share of net earnings (or losses) is included in interest and other income/expense in the consolidated statements of income.

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

         The following is a summary of the estimated fair value of available-for-sale securities at June 30, 1997. The securities are carried at amortized cost which approximates fair value, and therefore, there are no unrealized gains or losses recorded to stockholders' equity.

                                                       June 30, 1997
                                                       --------------
                                                       (in thousands)

 Commercial Paper                                         $24,545
 Obligations of U.S. Government agencies                   18,890
                                                          -------
                                                          $43,435
                                                          =======


3.       Revenue Recognition

         Licenses are comprised of perpetual license fees, which are recognized as revenue after execution of a license agreement or receipt of a definitive purchase order, and shipment of the product if no significant vendor obligations remain and collection of the resulting receivables is deemed probable. Where delivery involves significant installation obligations at multiple sites, revenues are recognized on a per-site basis upon completion of installation. Product returns and sales allowances (which were not significant through June 30, 1997) are estimated and provided for at the time of sale.

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

         Three customers accounted for 15%, 15% and 12% of revenues for the three months ended June 30, 1997 and one customer accounted for 22% of revenues during the three months ended June 30, 1996. No one customer accounted for more than 10% of revenues for the six months ended June 30, 1997 and two customers accounted for 13% and 11% of revenues for the six months ended June 30, 1996.

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

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarters ended June 30, 1997 and June 30, 1996 and for the six months ended June 30, 1997 and June 30, 1996 of $0.01, $0.01, $0.02 and $0.02 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.


5.       Foreign Exchange Hedging

         The Company has established a hedging program to manage its exposure to foreign currency rate changes on customer receivables. During June 1997, the Company secured a bank foreign currency guidance line for up to $5 million in forward exchange contracts. The objective of this line is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. The line does not limit the type of currency that can be hedged. The Company's accounting policy for these instruments is based on the Company's designation of such instruments as hedging transactions. The Company does not use derivative financial instruments for speculative or trading purposes.

At June 30, 1997, the Company has $183,000 of short-term foreign exchange contracts outstanding, denominated in French francs, which approximated the fair value of such contracts and their underlying transactions at June 30, 1997. The outstanding forward contracts have original maturities that do not exceed one year. The gains and losses on forward exchange contracts are included in earnings when the underlying foreign currency denominated transaction is recognized. Gains and losses related to these instruments at June 30, 1997 were not material. The Company does not anticipate any material adverse effect on its consolidated financial position, results of operations, and cash flows resulting from the use of these instruments.

6.       Income Taxes

         The Company's provision for income taxes for the three months ended June 30, 1997 is based upon the Company's estimate of the effective tax rate for 1997. The Company's effective tax rate for the three month period ended June 30, 1997 was 27%. The Company's effective tax rate for the remainder of 1997 may vary depending on the geographic mix of income and the reinstatement of the R&D credit.

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

8.       EDTN Joint Venture

         The Company entered into a joint venture agreement with CMP Media, Inc. ("CMP") dated April 4, 1997. The joint venture was established for the creation of the Electronic Design Technology Network ("EDTN"). EDTN is an Internet supersite using push technology to provide electronic designers with up-to-date information on components and suppliers, and related news, reviews, product demonstrations and company announcements. EDTN revenues are generated primarily from advertising sponsorships. The equity ownership of this joint venture is split 50% to CMP and 50% to the Company. The Company invested a total of $1,000,000 in the joint venture in the quarter ended June 30, 1997. Included within interest and other income/expense for the second quarter of 1997 is a $200,000 charge representing the Company's share of losses in this joint venture.

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

RESULTS OF OPERATIONS

REVENUES

         The Company's revenues are divided into three categories: license revenues, subscription and maintenance revenues, and service and other revenues. License revenues are comprised principally of perpetual license fees for the Company's client/server software and reference data products. Subscription and maintenance revenues are comprised principally of annual subscription and maintenance fees for the Company's products, including its Explore client/server software, its VIP family of component reference databases and the CAPS reference data product. Service and other revenues are comprised principally of fees for consulting, development and training services performed by the Company. License revenues are recognized after execution of a license agreement, or receipt of a definitive purchase order, and shipment of the product if no significant vendor obligations remain and collection of the resulting receivables is deemed probable. Product returns and sales allowances (which were not significant through June 30, 1997) are estimated and provided for at the time of sale. When delivery involves significant obligations at multiple sites, revenues are recognized on a per-site basis upon completion of installation. Revenues from subscription and maintenance agreements are deferred and recognized on a straight-line basis over the life of the related agreement, which is typically twelve months. Service revenues from training and consulting are recognized upon completion of the work to be performed. Development revenues are recognized in accordance with the terms of the agreements, generally when related costs have been incurred.

         Licenses. Revenues from licenses increased from $3,114,000 for the three months ended June 30, 1996 to $5,370,000 for the three months ended June 30, 1997 and increased from $5,465,000 for the six months ended June 30, 1996, to $9,219,000 for the six months ended June 30, 1997. This increase was due primarily to continuing acceptance of the Company's Explore and VIP products.

         Subscription and Maintenance Revenue. Subscription and maintenance revenue increased from $2,248,000 for the three months ended June 30, 1996 to $2,998,000 for the three months ended June 30, 1997 and increased from $4,186,000 for the six months ended June 30, 1996, to $5,684,000 for the six months ended June 30, 1997. This increase was due primarily to renewals of subscription and maintenance agreements from the increased installed base of customers.


         Service and Other Revenue. Service and other revenue increased from $425,000 for the three months ended June 30, 1996 to $1,472,000 for the three months ended June 30, 1997 and increased from $737,000 for the six months ended June 30, 1996, to $2,613,000 for the six months ended June 30, 1997. This increase was due primarily to an increase in the number and size of consulting contracts in 1997. The Company is increasing its focus on consulting services due to its leverage in increasing future license revenues.

COST OF REVENUES

         Cost of Licenses. Cost of licenses consists primarily of license fees and royalties paid to third-party vendors, primarily Oracle and Mainsoft. Cost of licenses decreased from $147,000 for the three months ended June 30, 1996 to $100,000 for the three months ended June 30, 1997 and increased from $246,000 for the six months ended June 30, 1996, to $274,000 for the six months ended June 30, 1997, representing 5%, 2%, 5% and 3% of license revenues for the three months ended June 30, 1996 and 1997 and for the six months ended June 30, 1996 and 1997, respectively. This decrease as a percentage of revenues was due primarily to an increase in the number of customers providing their own database software.

         Cost of Subscription and Maintenance Revenues. Cost of subscription and maintenance revenues consists primarily of personnel-related costs incurred in providing centralized telephone support and related technical support to customers and license fees and royalties paid to third-party vendors, primarily Information Handling Systems for the CAPS reference data product. Cost of subscription and maintenance revenues increased from $258,000 for the three months ended June 30, 1996 to $598,000 for the three months ended June 30, 1997 and increased from $528,000 for the six months ended June 30, 1996, to $1,043,000 for the six months ended June 30, 1997, representing 11%, 20%, 13% and 18% of subscription and maintenance revenues for the three months ended June 30, 1996 and 1997 and for the six months ended June 30, 1996 and 1997, respectively. The increase as a percentage of related revenues in 1997 is due to an increase in the customer support infrastructure required to provide an increased level of support to customers.

         Cost of Service and Other Revenues. Cost of service and other revenues consist primarily of personnel-related costs incurred in providing consulting services, development services and training to customers. Cost of service and other revenues increased from $392,000 for the three months ended June 30, 1996 to $665,000 for the three months ended June 30, 1997 and increased from $598,000 for the six months ended June 30, 1996, to $1,180,000 for the six months ended June 30, 1997, representing 92%, 45%, 81% and 45% of service and other revenues for the three months ended June 30, 1996 and 1997 and for the six months ended June 30, 1996 and 1997, respectively. The decrease in cost of service and other revenues as a percent of service and other revenues was due primarily to increased growth in service revenue and the increased efficiency of the consulting workforce.

OPERATING EXPENSES

         Research and Development. Research and development expenses consist primarily of engineering personnel costs. Research and development expenses increased from $1,794,000 for the three months ended June 30, 1996 to $1,985,000 for the three months ended June 30, 1997, and increased from $3,342,000 for the six months ended June 30, 1996, to $3,858,000 for the six months ended June 30, 1997, representing 31%, 20%, 32% and 22% of total revenues for the three months ended June 30, 1996 and 1997 and for the six months ended June 30, 1996 and 1997, respectively. The decrease in cost of research and development as a percent of total revenues was due principally to the Company's growth in total revenues partially offset by increased development staffing. The increase in research and development in absolute dollars is due to the increased development staffing. The Company expects research and development expenses to increase in absolute dollars while remaining approximately level or decrease as a percent of revenues.

         Sales and Marketing. Sales and marketing expenses include salaries, commissions, advertising, travel, trade show, public relations and other selling and marketing-related expenses. Sales and marketing expenses increased from $2,168,000 for the three months ended June 30, 1996 to $4,085,000 for the three months ended June 30, 1997, and increased from $3,856,000 for the six months ended June 30, 1996, to $7,174,000 for the six months ended June 30, 1997, representing 37%, 42%, 37% and 41% of total revenues for the three months ended June 30, 1996 and 1997 and for the six months ended June 30, 1996 and 1997, respectively. The increase in sales and marketing expenses both in absolute dollars and as a percentage of revenues was due primarily to the addition of sales marketing and consulting personnel and increased marketing activities, including trade shows, promotional expenses and increased geographic coverage. The Company expects sales and marketing expenses to increase in absolute dollars and may increase as a percent of revenues as the Company releases and promotes new products; however, there can be no assurance that increased sales and marketing spending will result in increased revenues.

         General and Administrative. General and administrative expenses include personnel costs for administration, finance, human resources and general management, along with legal and accounting expenses and other professional services. General and administrative expenses increased from $748,000 for the three months ended June 30, 1996 to $978,000 for the three months ended June 30, 1997, and increased from $1,335,000 for the six months ended June 30, 1996, to $1,795,000 for the six months ended June 30, 1997, representing 13%, 10%, 13% and 10% of total revenues for the three months ended June 30, 1996 and 1997 and for the six months ended June 30, 1996 and 1997, respectively. The increase in absolute dollars of general and administrative expenses was primarily the result of increased staffing and associated expenses necessary to manage and support the Company's growth. The decrease in cost as a percent of total revenue was due to the Company's growth in total revenues. The Company expects general and administrative expenses to increase in absolute dollars while remaining approximately level or decrease as a percent of revenues.

INTEREST AND OTHER INCOME/EXPENSE

         Interest and other income and expense represents interest income earned on the Company's cash, cash equivalents and short-term investments, charge for the Company's share of losses of the EDTN joint venture and other items. Interest and other income and expense increased from $124,000 for the three months ended June 30, 1996 to $474,000 for the three months ended June
30, 1997, and increased from $130,000 for the six months ended June 30, 1996, to $1,090,000 for the six months ended June 30, 1997, representing 2%, 5%, 1% and 6% of total revenues for the three months ended June 30, 1996 and 1997 and for the six months ended June 30, 1996 and 1997, respectively. This increase was primarily due to higher cash balances resulting from the infusion of cash from the initial public offering offset by the $200,000 charge for the Company's share in losses of the EDTN joint venture.

PROVISION FOR INCOME TAXES

         The Company's effective income tax rate for the three month period ended June 30, 1997 was 27% compared to 10% for the comparable period in the prior year. The increase in the effective income tax rate was primarily related to increased net income before taxes which resulted in higher federal income taxes, and to the full utilization of net operating loss carryforwards and utilization of a substantial portion of credit carryforwards in the prior year. The Company's effective tax rate for the remainder of 1997 may vary depending on the geographic mix of income and reinstatement of the R&D credit.

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

         As of June 30, 1997, the Company had approximately $50.3 million in cash, cash equivalents and short-term investments. Net cash provided by operating activities was $5,275,000 for the three months ended June 30, 1997, and was primarily due to net income of $2,313,000, an increase in deferred revenue of $1,361,000, an increase in accounts payable of $596,000 and an increase in accrued liabilities of $1,548,000, offset by an increase in accounts receivable of $727,000 and a decrease in third-party royalties and fees of $216,000.

         As of June 30, 1997, the Company's principal commitments consisted of obligations under operating and capital leases. As of June 30, 1997, the Company had $684,000 in outstanding borrowings under capital leases which are payable through 1999.

         The Company believes that its current cash balances and the cash flows generated from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. In addition, although there are no present understandings, commitments or agreements with respect to any acquisition of other businesses, products or technologies, the Company from time to time evaluates potential acquisitions of businesses, products and technologies and may in the future require additional equity or debt financings to consummate such potential acquisitions.

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

RELIANCE ON ACCEPTANCE OF CSM SOLUTION

         Substantially all of the Company's revenues are derived from fees for licensed products and for services which enable component and supplier management ("CSM") by manufacturers. The Company's future financial performance will depend to a large extent on the growth in the number of organizations adopting client/server software and reference data solutions for CSM and engaging outside vendors to provide and maintain such solutions. The Company's future growth, if any, will also depend upon the extent to which such organizations choose to implement CSM solutions in general, and the Company's CSM solutions in particular, across their enterprises and on their continued reliance on the Company's subscription, maintenance and support offerings. Because the CSM market is relatively new and evolving, it is difficult to assess or predict with any assurance its size or growth rate, if any. There can be no assurance that the market for CSM products and services will continue to develop, or that the Company's CSM products or services will continue to achieve market acceptance. If the CSM market develops more slowly than expected or fails to attract new competitors, or if the Company's products do not continue to achieve broader market acceptance, the Company's business, financial condition or results of operations could be materially adversely affected.

DEPENDENCE ON PRODUCTS

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

         There can be no assurance that the Company's products will continue to achieve broader market acceptance or that the Company will be successful in marketing its products or enhancements thereto. In the event that the Company's current or future competitors release new products that have more advanced features, offer better performance or are more price competitive than the Company's products, demand for the Company's products would decline. A decline in demand for, or market acceptance of, the Explore client/server software or the VIP family of reference databases as a result of competition, technological change, evolution of the Internet or other factors would have a material adverse effect on the Company's business, financial condition or results of operations.

MANAGEMENT OF EXPANDING OPERATIONS

         The Company's business has grown rapidly in recent periods, with revenues increasing from $8.5 million in 1994, to $13.7 million in 1995, to $24.2 million in 1996 and to $17.5 million in the first six months of 1997. In addition, the Company has experienced significant growth in the number of its employees, the scope of its operating and financial systems and the geographic area of its operations, which has placed a significant strain on the Company's management. The Company's future results of operations will depend in part on the ability of its officers and other key employees to continue to implement and expand its operational, customer support and financial control systems and to expand, train and manage its employee base. In order to successfully manage its future growth, if any, the Company will be required to hire additional general and administrative personnel and to augment its existing financial and management systems or to implement new such systems. There can be no assurance that the existing and new management will be able to augment or to implement such systems efficiently or on a timely basis, and the failure to do so could have a material adverse effect on the Company's business, financial condition or results of operations. There can be no assurance that the Company will be able to manage any future expansion, if any, successfully; and any inability to do so would have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the Company believes that its future success will also depend to a significant extent upon its ability to attract, train and retain highly skilled technical, management, sales, marketing and consulting personnel. Competition for such personnel is intense, and the Company expects that such competition will continue for the foreseeable future. The Company has from time to time experienced difficulty in locating candidates with appropriate qualifications. There can be no assurance that the Company will be successful in attracting or retaining such personnel, and the failure to attract or retain such personnel could have a material adverse effect on the company's business, financial condition or results of operations.

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

         Not Applicable.

Item 3.  Defaults Upon Senior Securities

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

                  The following are the results of matters which were submitted to a vote of security holders at the Company's Annual Meeting of Stockholders held on June 4, 1997:

Proposal 1-Election of Directors

                       For            Against            Abstain
Romesh Wadhwani    11,449,182                             3,225
Joseph A. Prang    11,449,182                             3,225
Steven Goldby      11,449,182                             3,225
Dennis G. Sisco    11,449,182                             3,225
Mark A. Stevens    11,449,182                             3,225

Proposal 2-Proposal to amend the 1996 Employee Stock Purchase Plan to increase the number of shares reserved for issuance by 200,000 shares

                       For            Against            Abstain
                   11,200,676         216,650            10,980

Proposal 3-Proposal to ratify the appointment of Ernst & Young LLP as the independent auditors of the Company

                       For            Against            Abstain
                   11,445,564           1,535             5,308



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





August 13,1997                     /s/  David S. Dury
                                   ------------------
                                   David S. Dury
                                   Vice President,
                                   Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)