Form 10QSB
period 1997-09-30
ASPECT DEVELOPMENT INC
filed 1997-11-14
CIK 1013334

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (650) 428-2700
              (Registrant's telephone number, including area code)


Indicate by check [x] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



        (1)             Yes        [X]            No      [_]
        (2)             Yes        [X]            No      [_]

The number of shares outstanding of the registrant's common stock as of November 7, 1997 was 12,970,402.

                            ASPECT DEVELOPMENT, INC.

                                   FORM 10-Q

                                     INDEX

PART I.                      FINANCIAL INFORMATION                  PAGE

Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets
             At September 30, 1997 and December 31, 1996               3

             Condensed Consolidated Statements of Income
             For the three months and nine months ended
             September 30, 1997 and September 30, 1996                 4

             Condensed Consolidated Statements of Cash Flows
             For the nine months ended
             September 30, 1997 and September 30, 1996                 5

             Notes to Condensed Consolidated Financial Statements      6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      10

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                        18

Item 2.      Changes in Securities                                    18

Item 3.      Defaults Upon Senior Securities                          18

Item 4.      Submission of Matters to a Vote of Securities Holders    18

Item 5.      Other Information                                        18

Item 6.      Exhibits and Reports on Form 8-K                         18

Signature                                                             19

Exhibits:    11 - Computation of Net Income Per Share
             for the three months and nine months ended
             September 30, 1997 and September 30, 1996                20

PART 1.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                                                   ASPECT DEVELOPMENT, INC.
                                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                            ASSETS

                                                                                               September 30,         December 31,
                                                                                                   1997                1996 (1)
                                                                                                 --------              -------
Current assets:                                                                               (Unaudited)
     Cash and cash equivalents                                                                   $  6,025              $ 9,632
     Short-term investments                                                                        44,209               38,186
     Accounts receivable, net                                                                       9,004                6,570
     Other current assets                                                                           2,062                  964
                                                                                                 --------              -------
               Total current assets                                                                61,300               55,352
Property and equipment, net                                                                         6,034                3,278
Other assets, net                                                                                   1,594                  370
                                                                                                 --------              -------
               Total assets                                                                      $ 68,928              $59,000
                                                                                                 ========              =======
                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                            $  1,164              $   766
     Deferred revenue                                                                               6,818                5,049
     Capital lease obligations                                                                        381                  482
     Third-party royalties and fees                                                                   791                  972
     Other current liabilities                                                                      4,477                2,598
                                                                                                 --------              -------
               Total current liabilities                                                           13,631                9,867
Capital lease obligations                                                                              90                  379
Stockholders' equity:
     Convertible preferred stock, $0.001 par value;
         3,805,118 shares authorized, issuable in series, no shares issued
         and outstanding at September 30, 1997 and December 31, 1996                                   --                   --
     Common stock, $0.001 par value per share; 20,000,000 shares authorized, 12,932,885 issued and outstanding
         at September 30, 1997 and 12,133,575 shares issued
         and outstanding at December 31, 1996                                                      51,980               49,405
     Notes receivable from stockholders                                                              (320)                (320)
     Deferred compensation                                                                           (419)                (544)
     Accumulated translation adjustment                                                              (172)                  78
     Retained Earnings                                                                              4,138                  135
                                                                                                 --------              -------
               Total stockholders' equity                                                          55,207               48,754
                                                                                                 --------              -------
               Total liabilities and stockholders' equity                                        $ 68,928              $59,000
                                                                                                 ========              =======

(1) Derived from audited financial statements as of December 31, 1996.

    See accompanying notes to Condensed Consolidated Financial Statements.

                                             ASPECT DEVELOPMENT, INC.
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)


                                                           Three months ended                        Nine months ended
                                                              September 30,                             September 30,
                                                    ---------------------------------         ---------------------------------
                                                         1997                 1996                 1997                 1996
                                                    ------------         ------------         ------------         ------------

Revenues:
        License                                        $ 6,578              $ 2,949              $15,797              $ 8,414
        Subscription and maintenance                     3,092                2,127                8,776                6,313
        Service and other                                1,836                1,346                4,449                2,083
                                                       -------              -------              -------              -------
                Total revenues                          11,506                6,422               29,022               16,810
Cost of revenues:
        License                                             24                  181                  298                  427
        Subscription and maintenance                       670                  323                1,713                  851
        Service and other                                  844                  482                2,024                1,080
                                                       -------              -------              -------              -------
                Total cost of revenues                   1,538                  986                4,035                2,358
                                                       -------              -------              -------              -------
Gross profit                                             9,968                5,436               24,987               14,452
Operating expenses:
        Research and development                         2,199                1,769                6,057                5,111
        Sales and marketing                              4,732                2,240               11,906                6,096
        General and administrative                       1,185                  892                2,980                2,227
                                                       -------              -------              -------              -------
                Total operating expenses                 8,116                4,901               20,943               13,434
                                                       -------              -------              -------              -------
Operating income                                         1,852                  535                4,044                1,018
Interest and other income/expense, net                     462                  605                1,552                  735
                                                       -------              -------              -------              -------
Income before income taxes                               2,314                1,140                5,596                1,753
Provision for income taxes                                 624                  120                1,593                  181
                                                       -------              -------              -------              -------
Net income                                             $ 1,690              $ 1,020              $ 4,003              $ 1,572
                                                       =======              =======              =======              =======

Net income per share                                   $  0.12              $  0.07              $  0.28              $  0.13
                                                       =======              =======              =======              =======

Shares used in per share
        computations                                    14,356               13,761               14,089               12,340
                                                       =======              =======              =======              =======

     See accompanying notes to Condensed Consolidated Financial Statements.

                                                        ASPECT DEVELOPMENT, INC.
                                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (IN THOUSANDS; UNAUDITED)

                                                                           Nine months ended September 30,
                                                                            1997                    1996
                                                                          --------                --------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                $  4,003                $  1,572
Adjustments to reconcile net income to net cash from operating activities
        Depreciation and amortization                                        1,514                     939
        Noncash legal dispute settlement charge                                                         90
        Changes in assets and liabilities:
                Accounts receivable                                         (2,434)                 (1,400)
                Other current assets                                        (1,098)                   (209)
                Accounts payable                                               398                     279
                Deferred revenue                                             1,769                     157
                Third-party royalties & fees                                  (181)                    (56)
                Other current liabilities                                    1,879                     903
                Other, net                                                    (250)                      -
                                                                          --------                --------
Net cash provided by operating activities                                    5,600                   2,275

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                        (4,145)                 (1,825)
Purchase of short-term investments                                         (43,383)                (46,898)
Proceeds from maturities of short-term investments                          37,360                   4,000
Increase in other assets                                                    (1,224)                    (23)
                                                                          --------                --------
Net cash used for investing activities                                     (11,392)                (44,746)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations                               (390)                   (553)
Proceeds from Initial Public Offering                                            -                  42,286
Proceeds from issuance of common stock                                       2,575                      92
                                                                          --------                --------
Net cash provided by financing activities                                    2,185                  41,825

Net decrease in cash and cash equivalents                                   (3,607)                   (646)
Cash and cash equivalents at beginning of period                             9,632                   3,159
                                                                          --------                --------
Cash and cash equivalents at end of period                                $  6,025                $  2,513
                                                                          ========                ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest                                  $     44                $    188
                                                                          ========                ========

Income taxes paid                                                         $     15                $     71
                                                                          ========                ========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Equipment acquired under capital lease obligations                        $      -                $    380
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

     The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements as included in the Company's Form 10-KSB, for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 19, 1997. The consolidated results of operations for the period ending September 30, 1997 are not necessarily indicative of the results to be expected for any subsequent interim or annual period.

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

     The following is a summary of the estimated fair value of available-for-sale securities at September 30, 1997. The securities are carried at amortized cost which approximates fair value, and therefore, there are no unrealized gains or losses recorded to stockholders' equity.

                                             September 30, 1997
                                             ------------------
                                               (in thousands)

     Commercial Paper                               $33,815
     Obligations of U.S. Government agencies         10,394
                                                    -------
                                                    $44,209
                                                    =======


3.   Revenue Recognition

     Licenses are comprised of perpetual license fees, which are recognized as revenue after execution of a license agreement or receipt of a definitive purchase order, and shipment of the product if no significant vendor obligations remain and collection of the resulting receivables is deemed probable. Where delivery involves significant installation obligations at multiple sites, revenues are recognized on a per-site basis upon completion of installation. Product returns and sales allowances (which were not significant through September 30, 1997) are estimated and provided for at the time of sale.

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

     One customer accounted for 17% of revenues for the three months ended September 30, 1997 and one customer accounted for 29% of revenues during the three months ended September 30, 1996. One customer accounted for 12% of revenues for the nine months ended September 30, 1997 and one customer accounted for 13% of revenues during the nine months ended September 30, 1996.

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

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarters ended September 30, 1997 and September 30, 1996 and for the nine months ended September 30, 1997 and September 30, 1996 of $0.01, $0.02, $0.04 and $0.04 per share, respectively.
The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.


5.   Foreign Exchange Hedging

     The Company has established a hedging program to manage its exposure to foreign currency rate changes on customer receivables. During June 1997, the Company secured a bank foreign currency guidance line for up to $5 million in
forward exchange contracts.   The objective of this line is to reduce the impact
of foreign currency exchange rate movements on the Company's operating results. The line does not limit the type of currency that can be hedged. The Company's accounting policy for these instruments is based on the Company's designation of such instruments as hedging transactions. The Company does not use derivative financial instruments for speculative or trading purposes.

At September 30, 1997, the Company has $183,000 of short-term foreign exchange contracts outstanding, denominated in French francs, which approximated the fair value of such contracts and their underlying transactions at September 30, 1997. The outstanding forward contracts have original maturities that do not exceed one year. The gains and losses on forward exchange contracts are included in earnings when the underlying foreign currency denominated transaction is recognized. Gains and losses related to these instruments for the quarter and nine months ended September 30, 1997 were not material. The Company does not anticipate any material adverse effect on its consolidated financial position, results of operations, and cash flows resulting from the use of these instruments.

6.   Income Taxes

     The Company's provision for income taxes for the three months ended September 30, 1997 is based upon the Company's estimate of the effective tax rate for 1997. The Company's effective tax rate for the three month period ended September 30, 1997 was 27%. The Company's effective tax rate for the remainder of 1997 may vary depending on several factors, including geographic mix of income.

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

8.   EDTN Joint Venture

     The Company entered into a joint venture agreement with CMP Media, Inc. ("CMP") dated April 4, 1997. The joint venture was established for the creation of the Electronic Design Technology Network ("EDTN"). EDTN is an Internet supersite using push technology to provide electronic designers with up-to-date information on components and suppliers, and related news, reviews, product demonstrations and company announcements. EDTN revenues are generated primarily from advertising sponsorships. The equity ownership of this joint venture is
split 50% to CMP and 50% to the Company.   The Company invested a total of
$1,000,000 in the joint venture in the quarter ended June 30, 1997. Included within interest and other income/expense for the third quarter of 1997 and the nine months ended September 30, 1997 are charges of $221,000 and $421,000, respectively, representing the Company's share of losses in this joint venture.

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

RESULTS OF OPERATIONS

REVENUES

     The Company's revenues are divided into three categories: license revenues, subscription and maintenance revenues, and service and other revenues. License revenues are comprised principally of perpetual license fees for the Company's client/server software and reference data products. Subscription and maintenance revenues are comprised principally of annual subscription and maintenance fees for the Company's products, including its Explore client/server software, its VIP family of component reference databases and the CAPS reference data product. Service and other revenues are comprised principally of fees for consulting, development and training services performed by the Company. License revenues are recognized after execution of a license agreement, or receipt of a definitive purchase order, and shipment of the product if no significant vendor obligations remain and collection of the resulting receivables is deemed probable. Product returns and sales allowances (which were not significant through September 30, 1997) are estimated and provided for at the time of sale. When delivery involves significant obligations at multiple sites, revenues are recognized on a per-site basis upon completion of installation. Revenues from subscription and maintenance agreements are deferred and recognized on a straight-line basis over the life of the related agreement, which is typically twelve months. Service revenues from training and consulting are recognized upon completion of the work to be performed. Development revenues are recognized in accordance with the terms of the agreements, generally when related costs have been incurred.

     Licenses Revenue. Revenues from licenses increased from $2,949,000 for the three months ended September 30, 1996 to $6,578,000 for the three months ended September 30, 1997 and increased from $8,414,000 for the nine months ended September 30, 1996, to $15,797,000 for the nine months ended September 30, 1997. This increase was due primarily to continuing acceptance of the Company's Explore and VIP products.

     Subscription and Maintenance Revenue. Subscription and maintenance revenue increased from $2,127,000 for the three months ended September 30, 1996 to $3,092,000 for the three months ended September 30, 1997 and increased from $6,313,000 for the nine months ended September 30, 1996, to $8,776,000 for the nine months ended September 30, 1997. This increase was due primarily to renewals of subscription and maintenance agreements from the increased installed base of customers.

     Service and Other Revenue. Service and other revenue increased from $1,346,000 for the three months ended September 30, 1996 to $1,836,000 for the three months ended September 30, 1997 and increased from $2,083,000 for the nine months ended September 30, 1996, to $4,449,000 for the nine months ended September 30, 1997. This increase was due primarily to an increase in the number and size of consulting contracts in 1997. The Company is increasing its focus on consulting services due to its leverage in increasing future license revenues.

COST OF REVENUES

     Cost of Licenses. Cost of licenses consists primarily of license fees and royalties paid to third-party vendors, primarily Oracle and Mainsoft. Cost of licenses decreased from $181,000 for the three months ended September 30, 1996 to $25,000 for the three months ended September 30, 1997 and decreased from $427,000 for the nine months ended September 30, 1996, to $298,000 for the nine months ended September 30, 1997, representing 6.1%, 0.4%, 5.1% and 1.9% of license revenues for the three months ended September 30, 1996 and 1997 and for the nine months ended September 30, 1996 and 1997, respectively. This decrease as a percentage of revenues and in absolute dollars was due primarily to an increase in the number of customers providing their own database software.

     Cost of Subscription and Maintenance Revenues. Cost of subscription and maintenance revenues consists primarily of personnel-related costs incurred in providing centralized telephone support and related technical support to customers and license fees and royalties paid to third-party vendors, primarily Information Handling Systems for the CAPS reference data product. Cost of subscription and maintenance revenues increased from $323,000 for the three months ended September 30, 1996 to $670,000 for the three months ended September 30, 1997 and increased from $851,000 for the nine months ended September 30, 1996, to $1,713,000 for the nine months ended September 30, 1997, representing 15.2%, 21.7%, 13.5% and 19.5% of subscription and maintenance revenues for the three months ended September 30, 1996 and 1997 and for the nine months ended September 30, 1996 and 1997, respectively. The increase as a percentage of related revenues and in absolute dollars in 1997 is due to an increase in the customer support infrastructure required to provide an increased level of support to customers.

     Cost of Service and Other Revenues. Cost of service and other revenues consist primarily of personnel-related costs incurred in providing consulting services, development services and training to customers. Cost of service and other revenues increased from $482,000 for the three months ended September 30, 1996 to $844,000 for the three months ended September 30, 1997 and increased from $1,080,000 for the nine months ended September 30, 1996, to $2,024,000 for the nine months ended September 30, 1997, representing 35.8%, 50.0%, 51.8% and 45.5% of service and other revenues for the three months ended September 30, 1996 and 1997 and for the nine months ended September 30, 1996 and 1997, respectively. The increase in cost of service and other revenues as a percent of service and other revenues was due primarily to the periodic achievement of consulting milestones, which results in revenue recognition which may vary from the timing of costs incurred for the related revenue.

OPERATING EXPENSES

     Research and Development. Research and development expenses consist primarily of engineering personnel costs. Research and development expenses increased from $1,769,000 for the three months ended September 30, 1996 to $2,199,000 for the three months ended September 30, 1997, and increased from $5,111,000 for the nine months ended September 30, 1996, to $6,057,000 for the nine months ended September 30, 1997, representing 27.5%, 19.1%, 30.4% and 20.9% of total revenues for the three months ended September 30, 1996 and 1997 and for the nine months ended September 30, 1996 and 1997, respectively. The decrease in research and development expenses as a percent of total revenues was due principally to the Company's growth in total revenues partially offset by increased development staffing. The increase in research and development expenses in absolute dollars is due to the increased development staffing. The Company expects research and development expenses to increase in absolute dollars while remaining approximately level or decreasing as a percent of total revenues.

     Sales and Marketing. Sales and marketing expenses include salaries, commissions, advertising, travel, trade shows, public relations and other
selling and marketing-related expenses.   Sales and marketing expenses increased
from $2,240,000 for the three months ended September 30, 1996 to $4,732,000 for the three months ended September 30, 1997, and increased from $6,096,000 for the nine months ended September 30, 1996, to $11,906,000 for the nine months ended September 30, 1997, representing 34.9%, 41.1%, 36.3% and 41.0% of total revenues for the three months ended September 30, 1996 and 1997 and for the nine months ended September 30, 1996 and 1997, respectively. The increase in sales and marketing expenses both in absolute dollars and as a percentage of revenues was due primarily to the addition of sales marketing and consulting personnel and increased marketing activities, including trade shows, promotional expenses and increased geographic coverage. The Company expects sales and marketing expenses to increase in absolute dollars and that they may increase as a percent of revenues as the Company releases and promotes new products and expands its geographic coverage; however, there can be no assurance that increased sales and marketing expenditure will result in increased revenues.

     General and Administrative. General and administrative expenses include personnel costs for administration, finance, human resources and general management, along with legal and accounting expenses and other professional services. General and administrative expenses increased from $892,000 for the three months ended September 30, 1996 to $1,185,000 for the three months ended September 30, 1997, and increased from $2,227,000 for the nine months ended September 30, 1996, to $2,980,000 for the nine months ended September 30, 1997, representing 13.9%, 10.3%, 13.2% and 10.3% of total revenues for the three months ended September 30, 1996 and 1997 and for the nine months ended September 30, 1996 and 1997, respectively. The increase in absolute dollars of general and administrative expenses was primarily the result of increased staffing and associated expenses necessary to manage and support the Company's growth. The decrease in cost as a percent of total revenues was due to the Company's growth in total revenues. The Company expects general and administrative expenses to increase in absolute dollars while remaining approximately level or decreasing as a percent of total revenues.

INTEREST AND  OTHER INCOME/EXPENSE

     Interest and other income and expense represents interest income earned on the Company's cash, cash equivalents and short-term investments, the Company's share of losses of the EDTN joint venture and other items. Interest and other income and expense decreased from $605,000 for the three months ended September 30, 1996 to $462,000 for the three months ended September 30, 1997, and increased from $735,000 for the nine months ended September 30, 1996, to $1,552,000 for the nine months ended September 30, 1997, representing 9.4%, 4.0%, 4.4% and 5.3% of total revenues for the three months ended September 30, 1996 and 1997 and for the nine months ended September 30, 1996 and 1997, respectively. Interest and other income and expense increased from 1996 to 1997 primarily due to higher cash balances resulting from the infusion of cash from the initial public offering offset by the share in losses of the EDTN joint venture in 1997.

PROVISION FOR INCOME TAXES

     The Company's effective income tax rate for the three month period ended September 30, 1997 was 27% compared to 10% for the comparable period in the prior year. The increase in the effective income tax rate was primarily related to increased net income before taxes which resulted in higher federal income taxes, and to the full utilization of net operating loss carryforwards and utilization of a substantial portion of credit carryforwards in the prior year. The Company's effective tax rate for the remainder of 1997 may vary in future periods based upon a variety of factors, including the geographic mix of income.

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

     As of September 30, 1997, the Company had approximately $50.2 million in cash, cash equivalents and short-term investments. Net cash provided by operating activities was $5,600,000 for the nine months ended September 30, 1997, and was primarily due to net income of $4,003,000, an increase in deferred revenue of $1,769,000, an increase in accounts payable of $398,000 and an increase in accrued liabilities of $1,879,000, offset by an increase in accounts receivable of $2,434,000 and an increase in other current assets of $1,098,000.

     As of September 30, 1997, the Company's principal commitments consisted of obligations under operating and capital leases. As of September 30, 1997, the Company had $471,000 in outstanding borrowings under capital leases which are payable through 1999.

     The Company believes that its current cash balances and the cash flows generated from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. In addition, the Company from time to time evaluates potential acquisitions of businesses, products and technologies and may in the future require additional equity or debt financings to consummate such potential acquisitions.

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

MANAGEMENT OF EXPANDING OPERATIONS

     The Company's business has grown rapidly in recent periods, with revenues increasing from $8.5 million in 1994, to $13.7 million in 1995, to $24.2 million in 1996 and to $29.0 million in the first nine months of 1997. In addition, the Company has experienced significant growth in the number of its employees, the scope of its operating and financial systems and the geographic area of its operations, which has placed a significant strain on the Company's management. The Company's future results of operations will depend in part on the ability of its officers and other key employees to continue to implement and expand its operational, customer support and financial control systems and to expand, train and manage its employee base. There can be no assurance that the Company will be able to manage any future expansion, if any, successfully; and any inability to do so would have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the Company believes that its future success will also depend to a significant extent upon its ability to attract, train and retain highly skilled technical, management, sales, marketing and consulting personnel. Competition for such personnel is intense, and the Company expects that such competition will continue for the foreseeable future. The Company has from time to time experienced difficulty in locating candidates with appropriate qualifications. There can be no assurance that the Company will be successful in attracting or retaining such personnel, and the failure to attract or retain such personnel could have a material adverse effect on the company's business, financial condition or results of operations.

DISTRIBUTION RISKS

     An integral part of the Company's strategy is to expand its direct sales force and to establish marketing, selling and consulting relationships both domestically and internationally. In addition, the Company intends to leverage its relationships with hardware and software vendors and systems integrators to encourage these parties to recommend or distribute the Company's products. The Company has invested resources and may invest additional resources to develop these channels. The ability of the Company to achieve revenue growth in the future will depend on its success in adding a substantial number of direct sales employees and establishing marketing, selling and consulting relationships during 1997 and future periods. There can be no assurance that the Company will be able to attract sufficient direct sales personnel, software vendors, systems integrators or other marketing or selling partners to market the Company's products effectively. There can be no assurance that the cost of the Company's investment in direct and indirect sales channels will not exceed the revenues generated from such investment, if any, or that the Company's sales and marketing organization will successfully compete against the sales and marketing organizations of the Company's competitors.

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

         Exhibit 27.1 - Financial Data Schedule

         (b)  Reports on Form 8-K

              None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



November 7, 1997                    /s/  David S. Dury
                                    ------------------
                              David S. Dury
                              Vice President,
                              Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)