Form 10KSB
period 1997-12-31
ASPECT DEVELOPMENT INC
filed 1998-03-31
CIK 1013334

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-KSB

                                 ANNUAL REPORT
                    PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                        COMMISSION FILE NUMBER 0-20749

                           ASPECT DEVELOPMENT, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                25-1622857
 (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

                 1300 CHARLESTON ROAD, MOUNTAIN VIEW CA 94043
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                (650) 428-2700
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                   COMMON STOCK, $0.001 PAR VALUE PER SHARE
                               (TITLE OF CLASS)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes     No  X

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of the Common Stock as reported on the Nasdaq National Market on March 25, 1998) was approximately $449,347,000. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of the close of business on March 25, 1998 was 14,778,833.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement") to be held on June 16, 1998 is incorporated by reference in Part III of the Form 10-K to the extent stated herein.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            ASPECT DEVELOPMENT, INC.

                                  FORM 10-KSB

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
 Item 1.  Business.......................................................     3
 Item 2.  Properties.....................................................    14
 Item 3.  Legal Proceedings..............................................    14
 Item 4.  Submission of Matters to a Vote of Security Holders............    14
                                    PART II
 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters........................................................    14
 Item 6.  Selected Consolidated Financial Data...........................    15
 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    21
 Item 8.  Consolidated Financial Statements..............................    32
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................    52
                                    PART III
 Item 10. Directors and Executive Officers of the Registrant.............    52
 Item 11. Executive Compensation.........................................    54
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    54
 Item 13. Certain Relationships and Related Transactions.................    54
                                    PART IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
          K..............................................................    55
 Signatures...............................................................   60

                                    PART I

  Forward looking statements in this Annual Report on Form 10-KSB are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Stockholders are cautioned that all forward-looking statements pertaining to the Company involve risks and uncertainties, including, without limitation, those contained in Item 7 of this report under the caption entitled, "Management's Discussion and Analysis Of Financial Condition and Results of Operations--Business Factors" and other risks detailed from time to time in the Company's periodic reports and other information filed with the Securities and Exchange Commission.

ITEM 1. BUSINESS.

  Aspect Development, Inc. ("Aspect" or the "Company") develops, markets and supports enterprise client/server software and content products that enable manufacturers to improve product development and business processes through component and supplier management ("CSM"). Aspect's CSM solution can reduce the costs of production and non-production parts and accelerate manufacturing time-to-market by enabling users to effectively manage the components and commodities they buy, as well as the suppliers of those commodities across the enterprise. Aspect's products enable rapid search, comparison and selection of the optimal components and suppliers, promote the reuse of design and manufacturing knowledge, support the consolidation of the supply chain and facilitate automation of the related design and procurement processes. Aspect's CSM solution plays the role of "in-bound supply chain management," providing the information bridge between design and procurement, complementing the role of enterprise resource planning ("ERP") systems in planning, manufacturing and order entry and the role of product data management ("PDM") systems in design release and configuration management. The Aspect CSM solution provides several key business advantages, including a unified repository of all CSM data, powerful decision support, desktop access to industry-wide component content, rapid deployment and workflow/process automation. Aspect's CSM solution is licensed to global enterprises in many industry verticals including electronics and high technology, aerospace and defense, automotive, industrial process and consumer package goods.

  The Aspect CSM solution incorporates four interrelated elements: the Explore family of enterprise client/server software products, the VIP family of component and supplier content databases, Professional Services for legacy data conversion and business process consulting and the Krakatoa Web Catalog Publisher.

  . Aspect's Explore software, based on patent-pending, third generation object-relational technology, enables the creation and management of a unified enterprise repository of knowledge regarding components, suppliers and designs, facilitates the organization and cross-referencing of such knowledge for rapid search and reuse, and supports workflow/process automation.

  . The VIP family includes three major content databases: standard parts, known as VIP; commodity suppliers, known as VIS; and operational Maintenance Repair Operations ("MRO") products, known as VIP-OPS. VIP, or very important parts, contains frequently updated industry-wide information regarding approximately 3 million standard electronic, electromechanical, and mechanical devices from more than 800 suppliers worldwide. VIS, or very important suppliers, is a consolidated database of major suppliers of commodities, including company, financial, qualification, and rating information. VIP-OPS, or very important parts-operational is a comprehensive catalog of operational and maintenance items, including information from more than 5,000 suppliers of equipment, tools, supplies, and similar products.

  . CSM Professional Services include Data Services for migration, cleansing, normalization of existing customer component and supplier data, electronic catalog creation, and Business Process Services to implement CSM best practices for preferred parts management, supply chain consolidation, design reuse, and similar uses.

  . Krakatoa supplies the technology to give manufacturers instant access to their specialized online databases. This software is currently being used by suppliers and the data aggregators who seek to publish content in an easily accessible manner on the World Wide Web.

  Aspect's CSM solution operates in an open client/server environment allowing customers to use various UNIX servers from Sun Microsystems, Inc. ("Sun"), International Business Machines, Hewlett Packard and Digital Equipment Corporation, as well as servers based on Microsoft NT. Customers can provide access to CSM data from all major client platforms, including traditional Windows and UNIX native clients as well as Web browser access. The Aspect CSM solution also includes standard interfaces and tools that facilitate CSM integration with ECAD, MCAD, ERP, PDM and other enterprise systems, including legacy systems. Aspect's products are designed to provide an out-of-the-box solution for rapid enterprise-wide deployment and are scalable from a divisional solution to an enterprise deployment of hundreds or thousands of users in a heterogeneous information technology environment. In order to provide a complete solution, Aspect offers consulting services to accelerate CSM data migration and implementation.

  The Aspect CSM solution delivers the following key business advantages:

    Rapid Return-on-Investment through Strategic Sourcing. One of the leading business benefits from a CSM system is the ability to consolidate and standardize component and commodity data across the enterprise, enabling customers to instantly leverage consolidated procurement with strategic suppliers. In addition, the CSM solution enables procurement to encourage selection of preferred components from preferred suppliers. In contrast to most enterprise systems, these savings are measurable, in actual dollars, in the form of reduced cost of goods.

    Improved Product Cost, Quality and Time-to-Market. The Aspect CSM solution enables the management, cross-referencing, integration and sharing of relevant technical and business information regarding components, commodities, suppliers and designs, even when some or all of the source data is physically resident in other systems or databases. In addition, users may add internal component and supplier information such as specifications, CAD drawings, cost and availability to the electronics catalogs in Aspect's VIP component content databases. Designers and procurement professionals are therefore able to access both the business and technical information necessary for them to make better and faster decisions, which can reduce costs and shorten time-to-market, all from a single unified repository of CSM content.

    Low-Risk Implementation. CSM delivers a variety of process benefits, without requiring substantial changes to existing procedures or enterprise systems. Its implementation offers extremely high rewards in return-on-investment, without the inherent deployment time risks of a mission-critical transaction system. The form of the deployment of a CSM system can significantly accelerate the transaction system deployment by providing the basis for clean item masters and bills-of-materials for existing and new designs.

    Powerful Decision Support. The Aspect CSM solution supports advanced search techniques that enable users to rapidly search and select the optimal components, suppliers and reusable designs from a multitude of possible choices. This solution allows users to access this information much more rapidly and reliably than using paper catalogs or accessing documents, if available, on suppliers' World Wide Web servers. Advanced analytical capabilities also enable spreadsheet style comparison of technical and business features.

    Desktop Access to Industry-Wide Reference Data. The VIP component reference databases provide search and select parameters and electronic catalogs for a wide range of standard components and commodities, classified and organized for consistency and ease of search. These reference data products include approximately 3 million components from approximately 800 suppliers worldwide and are updated frequently. These content databases are designed to provide desktop access for a wide variety of choices and are organized under a standard classification scheme ("SCS") to enable rapid and consistent search, comparison and selection of standard components and suppliers.

    Rapid Deployment. The deployment of a CSM system is targeted to be available to users within 200 days. Explore provides powerful Soft Model technology that enables companies to model their business processes rapidly and to keep this data model up-to-date as these processes evolve. A full suite of application programming interfaces ("APIs") and batch data loading tools are available to speed legacy data migration and accelerate integration with other enterprise systems.

    Workflow/Process Automation. Explore automates the management of ongoing changes in component and supplier information from qualification through obsolescence, enabling companies to manage their information in the context of best business practices and to improve design and procurement productivity.

CUSTOMERS

  Aspect's customers include more than 125 of the world's largest manufacturers. Aspect has traditionally been strong in the electronics and high technology manufacturing sector. The acquisition of CADIS, Inc. in November 1997, has given the Company an additional customer base primarily in the industrial/mechanical sector. Recent expansion of the product line to include solutions for operations/MRO has allowed the company to sell its CSM solution into the process manufacturing sector as well. The Company's revenues in any period are substantially dependent upon a relatively small number of large sales. The Company expects that this trend will continue for the foreseeable future.

  For the year ended December 31, 1997, sales to SAP AG ("SAP") accounted for 11% of revenues. No other customer in any of the three years ended December 31, 1997 accounted for more than 10% of revenues.

PRODUCTS

  Aspect offers a comprehensive CSM solution that enables companies to address component and supplier management demands in today's competitive global marketplace. The Aspect CSM solution includes the Explore family of client/server software products, the WEB, VIS and VIP-OPS family of content databases and CSM business process and data consulting services and products and services.

 EXPLORE SOFTWARE PRODUCTS

  The Company's Explore client/server software products are available in three primary application configurations: Explore-CIS, Explore-Enterprise and Strategic Sourcing Management ("SSM"). Explore-CIS is a system that enables design and procurement teams to rapidly classify and search components from legacy data or from VIP content databases licensed by the customer. Explore-Enterprise is an enterprise-wide solution that enables, in addition to component classification and search, preferred component and supplier management, design reuse, design and procurement process automation and integration with other enterprise systems. SSM expands Explore-Enterprise with the addition of a consolidated repository, navigation, and analysis solution for commodity and supplier information from customers' ERP systems, the CSM system and outside suppliers to enable procurement to identify strategic sourcing opportunities. Each of these three configurations is based on the Explore Server and the Explore Client software, although Explore-CIS is licensed for only a subset of the available functionality. In addition, the Company offers a range of software options, including CAD/PDM/ERP Interfaces, Enterprise Integration APIs, and a Rapid Development Server.

  EXPLORE SERVER. The Explore Server provides a variety of features for component and supplier management, including a parametric search engine, a cascade search engine, a forms editor for workflow/process automation and a class and object editor. The Explore Server enables the storage and management of parametric data, metadata, text, images, graphics and CAD files. Objects such as components, suppliers or reusable design elements can be organized into one or more classes, which can be organized into one or more hierarchies for ease of classification and search. Objects can also be characterized by their form, fit, function and technical parameters, their business or other parameters, and by their catalogs, specifications or CAD drawings/models. Relationships and cross-references between classes or objects can also be defined via Soft Models. The Explore Server is a portable object-oriented application written in C++ that is supported on various UNIX server platforms (Sun, IBM and HP) and on Microsoft NT Servers, and operates in conjunction with the embedded Oracle RDBMS.

  . Parametric Search Engine. The parametric search engine enables the browsing of class hierarchies and searching for components, items or other objects by specifying simple or complex parametric criteria, such as speed, temperature, material, packaging, technology, cost or availability. Results of these parametric searches can be displayed in a spreadsheet-like comparison window and compared side-by-side, and differences can be highlighted to accelerate selection. Datasheets, notes, CAD files or other information related to the selected objects can be immediately retrieved and viewed.

  . Cascade Search Engine. The cascade search engine enables simultaneous ad-hoc parametric searching across a combination of component, supplier, design reuse or other class hierarchies. Relationships between a class of components, such as memory devices, and its manufacturers, distributors, CAD design libraries and preferred parts and suppliers lists can be viewed graphically to assist in the rapid setup of the search criteria. This functionality is particularly important for analytical searches which involve complex combinations of technical and business parameters. For example, a user may search for certain memory devices with an access time of 50 nanoseconds, lead time of less than two weeks, and cost of less than two dollars from preferred suppliers that are ISO 9000 certified and for which reusable CAD libraries are already available. This type of complex search across multiple classes is significantly more difficult to manage without the cascade search capability.

  . Forms Editor for Workflow/Process Automation. The Explore Server provides the ability to automate manual, paper-based processes with an automated forms generation and management capability. For example, new part requests and approvals can be created and managed in the system as objects, just like component or supplier information. Customer-defined routings, signoffs and approvals can be accomplished electronically.

  . Class and Object Editor. This editor enables the easy addition and modification of classes, objects and parameters, as well as the relationships between them, using the graphical user interface ("GUI"). It also enables the use of a spreadsheet-like edit window to make simultaneous changes to a large number of objects.

  EXPLORE CLIENT. Explore Client software is supported on a variety of PC and UNIX platforms, as well as commercially available Web browsers. The client software presents the services and features of the Explore Server software through such familiar GUI features as folders, icons and toolbars and supports Windows and other graphical environments. Class hierarchies and relationships can be viewed in a graphical browser. Using point-and-click methods, users can rapidly locate the desired class of information for subsequent searching, initiate parametric or cascade searches, compare results using spreadsheet windows, organize component information into user-specified lists, and view related data or documents. The Explore client software GUI configures itself directly from the data model stored in the Explore Server. Therefore, if the model changes, the GUI reconfigures itself automatically without any custom programming.

  . Dashboard. In order to make searching easier for novices and to automate repetitive searches, Aspect introduced Explore Dashboard. With the push of a button, users can call up a list of preferred parts for the corporation, for a division, even for a project, view a list of functionally equivalent parts, or upgrades or downgrades according to a wide range of specifications. Procurement professionals can generate graphs showing commitment levels to suppliers, reports monitoring supplier performance according to agreed-upon delivery logistics and timeframes, quality, and other performance metrics. In performing these CSM operations, Dashboard draws on the full power of the classification browser, parametric search engine, results display, search configurations and patterns, permissions, and report generation capabilities of Explore.

  . Explore List Manager. Explore List Manager allows users to collect and analyze a group of components. For example, users can analyze a group of components by cost, availability, and other business criteria. Designers can easily construct a preliminary bill of materials ("BOMs"). Explore List

    Manager also facilitates the ability to import parts information (such as product structure and BOMs) from external sources to enrich that information with VIP and VIS information, to view the combined information as a group, and to analyze the collective grouping for usage within designs.

  . ACE. Explore's Alternate Component Expert ("ACE") opens new opportunities for consolidation, volume buying, component obsolescence management, and cost cutting through elimination of redundant part numbers. ACE quickly and easily searches both legacy data and VIP reference databases. Searches for equivalent parts with ACE, based on dozens of parameters, are more accurate and efficient than searches based on part numbers only. If an exactly equivalent component cannot be found, users can then turn to performance upgrades where a part may actually cost less due to volume discounts of consolidated purchases or downgrades where, for example, defense contractors retool products for commercial markets, whose performance requirements are less stringent, creating the opportunity to lower product cost. ACE is a complete software and data solution, and includes the underlying rules for equivalents, upgrades and downgrades, based on best practices.

  EXPLORE OPTIONS. In addition to the basic functionality available with the Explore-CIS, the Explore-Enterprise, or SSM applications, customers can choose to enhance their CSM solution with the following options:

  . Replication. The Explore Replication Server is designed for corporations seeking to integrate their global enterprise with preferred component and supplier information. Aspect's robust database replication solution links remote, network-optimized divisions to allow different divisions to maintain control of certain information yet effectively share it. This ability to ensure that corporate preferences for components and suppliers are visible enterprise-wide significantly aids in the development of strategic component and supplier programs. Replications to multiple servers can be made that include Explore database objects, attachments and notes.

  . SAP and Baan Integration. All of Aspect's applications integrate directly into SAP's environment and that of Baan Company N.V. ("Baan"). Aspect is an SAP and Baan certified partner, which guarantees that Aspect software will maintain integration integrity with each partner's products throughout release cycles, and that customers will be supported by each partner's support organization.

  . Explore Interfaces. The Explore interfaces integrate the Explore software with tools from leading electronic and mechanical design automation vendors, allowing designers to work in the environment in which they are most comfortable while at the same time providing access to the Explore Server to select components, obtain information about components used in the current design, find alternatives, or reuse CAD libraries. The Explore interfaces also integrate the Explore software with leading PDM vendors, allowing users to select components, find alternatives, and obtain information about components and where they are used in various versions of products and configurations stored in the PDM system. To date, the Company has released interfaces to electronic design automation tools of Mentor Graphics Corporation ("Mentor Graphics"), Cadence Design Systems, Inc. ("Cadence") and Parametric Technology Corporation ("Parametric Technology").

  . Explore Integration Toolkit. A range of enterprise integration tools is provided to enable integration with existing enterprise systems. An API is available to allow real-time, programmatic interfaces between Explore and other systems. Batch data import-export utilities are also available to enable the uploading and downloading of data and data models to and from Explore. This toolkit can be used for developing or extending data models or integrating them with other systems. Certain of these tools can be used to create new data models for new applications, add special functions, create or modify class hierarchies and create one-to-one, one-to-many or many-to-many relationships using high-level object-oriented methods.

  . Explore Rapid Application Development ("RAD"). RAD is a software toolkit targeted at the application development programmer rather than the Explore client end user. RAD is used to develop Softmodels (datamodel) to customize Explore, integrations to legacy systems, or unique applications, such as a bill of materials analysis, layered on Explore.

 THE ASPECT FAMILY OF COMPONENT, COMMODITY AND SUPPLIER REFERENCE DATABASES

  The Company's family of reference databases provides regularly-updated information in the area of parts and components, commodity suppliers and operational maintenance goods.

  VIP REFERENCE DATABASES. Aspect's VIP database contains almost 3 million standard electronic, electro-mechanical and mechanical components. The content of the VIP component reference databases includes, for most components, an index of search and select parameters that enables rapid component search, comparison and selection based on form, fit and function and other technical characteristics, as well as electronic versions of databooks and datasheets. VIP component reference databases provide broad, industry-wide coverage of component manufacturers, enabling users to rapidly access component information at their desktops instead of searching manually through many different and often inconsistent paper databooks or receiving information from one manufacturer at a time. The VIP component reference databases are organized by major device groups, including ICs and discrete semiconductors, passive components, electromechanical components and mechanical components, and contain information on approximately 3 million standard components available from over 800 suppliers. The Company updates its VIP component reference databases regularly and delivers these updates to its customers on computer tape. VIP component reference databases are integrated with the Company's Explore client/server software to enable a comprehensive CSM solution for enterprise data management.

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

  The VIP family of component reference databases includes the following individual databases:

  . VIP IC and Discrete Semiconductors Reference Database, which includes memory, programmable logic, digital logic, microprocessor, analog and interface devices and discrete device types including transistor, diode, transformer, crystal, trigger, optoelectronic and sensor devices.

  . VIP Passives Reference Database, which includes capacitor, resistor, inductor and transformer components.

  . VIP Electro-Mechanical Reference Database, which includes connectors, relays, and switches.

  . VIP IC Military Specifications Database, which includes military specifications for military-rated IC and semiconductor components.

  . VIP Package Standards Database, which provides package dimensions and outline drawings to international specifications for certain IC components.

  . VIP Fasteners Standards Database, which includes international specifications for nuts, bolts, screws, washers, clips, and other standard fasteners.

  VIS DATABASES. The Company also resells and sublicenses reference data on thousands of suppliers from Dunn & Bradstreet Corporation ("Dunn & Bradstreet"), providing such information as headquarters and distributor locations, contact information, supplier credit rating and UN-SPSC codes for products and services they provide.

  VIP-OPS DATABASE. The Company expects to launch version 1.0 of its VIP-OPS database, containing information on products from over 5,000 suppliers of operational management items, including pipes, valves, fittings, solvents, cleansers, repair items and hardware, in the second quarter of 1998. The Company is sourcing data for VIP-OPS from a variety of suppliers and publishers, including Howard W. Sams & Co. ("Sams") and Cahners Publishing Company.

 PRODUCTS AND SERVICES FOR THE WORLD WIDE WEB

  The Company has developed a product and service designed to expand its business utilizing Web technology, including a Web client for the Explore Server, based on a combination of the Java programming language and HTML. This technology will enable authorized users in an intranet or Internet environment to use parametric search and other search techniques to access information in any specific Web-enabled Explore Server, utilizing standard Web browsers. For intranet applications the Company offers the intranet client as an additional option to its UNIX or PC/Windows client software. For Internet applications, the Company offers a Web-based product called Aspect Online, through which authorized subscribers can access the VIP-Reference Databases via the Web. Aspect Online is sold through authorized value added resellers to small and medium sized companies whose primary requirement is access to reference data with minimal setup costs. As a result of the acquisition of CADIS, in November 1997, the Company has expanded its Web product line to include Krakatoa Web Catalog Publisher. As a Web catalog technology designed to be embedded in e-commerce solutions for re-sale, Krakatoa allows customers to quickly create and easily maintain large catalogs with parametric searching. There can be no assurance, however, that the revenues generated from such Web-based products will exceed the cost of developing, modifying and supporting products and services for such use.

PRODUCT PRICING

  The Company's Explore software is priced based on a number of factors, including the base application configuration (Explore-CIS, Explore-Enterprise or SSM), the modules licensed and the number of licensed users. The list price for perpetual licenses of the Explore software may range from approximately $250,000 to more than $5 million depending on the configuration and number of users. The list price for software maintenance is typically based on a percentage of the associated software list price. The Company's content databases are offered under a perpetual license or an annual subscription license, with list prices typically ranging from approximately $50,000 to approximately $800,000 depending on the specific content databases licensed, the number of licensed users and other factors. The Company may offer discounts to customers based on the scope of the customer's commitment and other commercial considerations. Additionally, the Company may in the future offer new or different configurations at significantly lower prices.

CUSTOMER SERVICE AND SUPPORT

  The Company's customer service and support organization provides customers with technical support, training, consulting and implementation services. All of the Company's current customers have software maintenance agreements with the Company that provide for one or more of the following services:

  Professional Services. The Company's consultants work closely with customers to deliver legacy data conversion and business process consulting services. Legacy data conversion services include legacy data migration, standardization, enrichment, and integration of legacy data with the Company's content databases. Business process services include process engineering, data modeling, best practice development, and enterprise architecture definition and integration to deliver global preferred part management, global preferred supply chain consolidation, and design reuse programs. Fees for legacy data conversion services are charged in addition to and separate from the license fees charged for the Company's application software and content products and are charged on a per part and per database, or a per diem basis. Fees for business process services are typically charged in addition to and separate from the Company's software and content products on a per diem or fixed price based on deliverables basis. The professional services provided by the Company may be obtained from a third party. The Company also provides customers with Rapid Deployment support, including installation and technical support, the fees for which are charged in addition to and separate from the Company's software and content products, typically on a per diem basis.

  Customer Education and Training. The Company offers training courses designed to meet the needs of end users, data modeling, knowledge, and integration experts and system administrators. The Company also trains customer personnel who in turn train end users in large global enterprise deployments. Training classes are provided at the Company's offices in Mountain View, California; Boston, Massachusetts; London, England; Tokyo, Japan; and Bangalore, India. The Company provides on-site training services upon request by customers at a higher cost. Fees for education and training services are in addition to and separate from the fees for software and content products and are typically charged either per student and per class, or on a per diem basis.

  Software Maintenance and Support. The Company offers telephone, e-mail and facsimile customer support through its central technical support staff at the Company's headquarters and regional support centers in North America, Europe, and Asia. The Company also provides customers with product documentation, release notes, and on-line help that describe features in new products, known problems and workarounds, and application notes. Software product license fees do not cover maintenance. Each customer is entitled to receive certain software updates, maintenance releases and technical support for an annual fee based on a percentage of the price of the products under license to such customers. The annual subscription service fee for the Company's content products covers all data updates and maintenance on an ongoing basis for the term of the subscription.

SALES AND MARKETING

  The Company markets and sells its products and services primarily through a direct sales force based in Mountain View, California and field sales offices in North American metropolitan areas of Atlanta, Boston, Cincinnati, Cleveland, Chicago, Dallas, Denver, Los Angeles, New York and Toronto, and abroad in London, Milan, Paris, Munich, Tokyo and Bangalore. As of December 31, 1997 the Company's sales and marketing organization consisted of 114 employees. To support its sales force, the Company conducts a number of marketing programs, which includes public relations, telemarketing, seminars, direct mail, trade shows and customer advisory board meetings. The Company's sales team includes persons performing strategic account manager, applications, and consulting and business development roles. The Company also has worldwide strategic reselling agreements with SAP and Baan, a joint marketing and systems integrator agreement with Digital Equipment Corporation Japan ("Digital Japan") in Japan, a sales representative agreement in South Korea with Advanced Technology of Engineering Systems Co., Ltd. ("ATE") and a sales representative agreement in Israel with Onyx Technologies, Ltd. ("Onyx").

  The Company's near-term strategy is to focus its sales and marketing efforts to a highly targeted "Aspect 500" list of the top 500 worldwide discrete manufacturers and top 500 manufacturers in the process, CPG and related industries, as well as exploring additional sales opportunities among its current customer base. The Company's field sales force conducts multiple presentations and demonstrations of the Company's CSM solution to management and users at the customer site as a part of the direct sales effort. Sales cycles generally range from six to twelve months or longer. The direct sales force is responsible for joint sales efforts and management of multiple channels.

  International sales accounted for 18.9%, 20.3% and 17.0% of the Company's total revenues in 1995, 1996 and 1997, respectively. In addition, although the Company records revenues based on the billing location, certain domestic billings include licenses that may be deployed by customers or resold through indirect channels into international locations. The Company believes that in order to increase sales opportunities and profitability, it will be required to expand its international sales. The Company intends to continue to expand its direct and indirect sales and marketing activities worldwide, which will require significant management attention and financial resources.

  The Company has committed and continues to commit significant time and financial resources to developing international sales and support channels. There are a number of risks inherent in the Company's international business activities, including unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, potentially adverse tax consequences, currency fluctuations, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. In addition, revenues of the Company earned in various countries where the Company does business may be subject to taxation by more than one jurisdiction, thereby adversely affecting the Company's earnings. There can be no assurance that such factors will not have an adverse effect on the revenues from the Company's future international sales and, consequently, the Company's business, financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Factors."

  The Company generally ships its products within a short period of time after execution of a license. As a result, the Company typically does not have a material backlog of unfilled license orders at any given time, and the Company does not consider backlog to be a meaningful indicator of future performance.

STRATEGIC ALLIANCE PARTNERS

  The Company believes that in order to provide comprehensive CSM solutions, it will be necessary to develop, maintain and enhance close alliances with vendors of hardware, software, database, data and professional services. In addition to the strategic reselling agreements with SAP and Baan, the Company has established marketing and strategic alliances with a number of major vendors, including Cadence, Electronic Data Systems Corp., HP, IBM, Mentor Graphics, SDRC/Metaphase Technology, Inc., Oracle, Origin Technology Corp., Parametric Technology, Sherpa Corporation, Siemens Business Systems, Sun, Viewlogic and a relationship with the consulting group of a Big 6 accounting firm. The Company's alliances with hardware vendors have enabled it to integrate its solution with several industry standard hardware platforms. The Company has formed an Enterprise Partners Program with vendors of complementary products and meets regularly with its Enterprise Partners to enhance integration between their complementary products and the Company's products. The Company believes these alliances can enhance the Company's ability to deliver a CSM solution that supports customers' existing enterprise data management architecture and that is tailored to the specific requirements of their industry. Although the Company seeks to maintain close alliances with these companies, if the Company is unable to develop and retain effective, long-term alliances with these third parties, the Company's competitive position could be materially adversely affected.

RESEARCH AND DEVELOPMENT

  The Company has committed, and expects to continue to commit in the future, substantial resources to product development. Research and development efforts are directed at increasing product functionality and solution modules, improving product performance and expanding the capabilities of the products to interoperate with third party software. The Company originally introduced its CIS software in 1992 and introduced commercial availability of the next generation Explore client/server software and its VIP content databases in 1995. The Company has regularly released new products and enhancements to existing products. The latest software release, Explore Version 4.0 and the latest content release, VIP version 98.1, are each expected to ship as of the second quarter of 1998. Although the Company expects that certain of its new products will be developed internally, the Company may, based on timing and cost considerations, acquire technology and products from third parties.

  The Company supplements its product development efforts by reviewing customer feedback on existing products and working with customers and potential customers to anticipate future functionality requirements. To assist this effort, the Company hosts a customer advisory board made up of representatives from many of its key customers, which meets periodically to provide feedback to the Company's current and future product plans.

  The Company's future success will depend in part upon its ability to enhance its current products and to develop and introduce new products on a timely basis that keep pace with technological developments, emerging industry standards and the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing or marketing product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or that its new products or product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products or enhancements, the Company's business, financial condition and results of operations could be materially adversely affected.

  In addition, applications software and content products as complex as those offered by the Company frequently contain undetected errors or failures when first introduced or when new versions are released. The Company has in the past discovered software and data errors in certain of its products and enhancements, both before and after initial shipments, and has experienced delays or lost revenues during the period required to correct these errors. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not occur in products, data or releases after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, financial condition and results of operations.

  As of December 31, 1997, the Company's research and development organization consisted of 242 full time employees, 152 of whom are employed by the Company's operations in Bangalore, India. During 1997, 1996 and 1995, research and development expenses were approximately $11.2 million, $8.8 million and $6.0 million, respectively.

COMPETITION

  The market for the Company's products is competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company's products are targeted at the emerging market for open, client/server software, content databases and services solutions, and many of the Company's competitors offer software or content to address this market. Among the Company's principal competitors is Information Handling Systems, Inc. ("IHS"). The Company may face future competition from International Computex Inc., a consulting company which has announced its intention to sell low-end CSM systems. Further, the Company currently faces indirect competition from third-party professional service organizations and internal information systems and computer-aided design departments of potential customers that develop custom internal software.

  In the future, because there are relatively low barriers to entry in the software industry, the Company could experience additional competition from other established or emerging companies as the client/server application software market continues to develop and expand. In particular, RDBMS vendors, ERP vendors, PDM vendors, CAD vendors or professional service providers may enter the Company's market with competitive products. As the Company expands into Internet-based or other forms of product delivery, it may encounter additional competition from its existing competitors and other established or emerging companies. Many of these potential competitors have well-established relationships with the Company's current and potential customers, have extensive knowledge of client/server technology, better name recognition and significantly greater financial, technical, sales, marketing and other resources and are capable of offering single vendor solutions which span multiple industries. It is also possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that competition will increase as a result of software industry consolidations. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products.

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

  The Company believes that the principal competitive factors affecting its market include features such as the ongoing development of comprehensive software and integrated content products, openness, scalability, ability to integrate with third party products, functionality, adaptability, ease of use, product reputation, quality, performance, price, customer service and support, effectiveness of sales and marketing efforts and company reputation. Although the Company believes that it currently competes favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with greater financial, marketing, service, support, technical and other resources than the Company.

PROPRIETARY RIGHTS AND LICENSING

  The Company's success is heavily dependent upon proprietary technology. The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions with its employees, consultants and business partners and in its license agreements to protect its proprietary rights. The Company currently has one patent application pending for object technology use for parametric searching. The Company seeks to protect its software, published data, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's product or to obtain and use information that the Company regards as proprietary. While the Company is not aware that any of its products infringes the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by the Company with respect to current or future products.

  In addition, the Company relies on certain software and data that it licenses from third parties, including software and data that are used in the Company's products to perform certain functions. There can be no assurance that such firms will remain in business, that they will continue to support their products or that their products will otherwise continue to be available to the Company on commercially reasonable terms. The Company believes that substantially all of the software it licenses is available from vendors other than the Company's current vendors and could be replaced with equivalent software in a timely manner. However, it is possible that the loss of or inability to maintain any of these software licenses could result in delays or cancellations in product shipments until equivalent software can be identified and licensed or developed and integrated with the Company's products. Any such delay or cancellation could materially adversely affect the Company's business, financial condition or results of operations.

  The Company's products are generally provided to customers in object code format only. From time to time, in limited circumstances, the Company has licensed source code format subject to customary protections such as use restrictions and confidentiality agreements. In addition, certain customers have entered into source code escrow arrangements with the Company, pursuant to which the Company's source code could be released to the customer upon the occurrence of certain events, such as certain material breaches of the agreement. In the event of any such release of source code from escrow, the customer's license is generally limited to use of the source code to maintain, support and configure the Company's software products.

EMPLOYEES

  As of December 31, 1997, the Company employed 536 persons, of whom 264 were based in the United States, and 272 were based in India and other foreign countries. Of the total, 114 were engaged in sales and marketing, 250 were in product development and technical support, 135 were engaged in consulting services, and 37 were in finance and administration. None of the Company's employees is represented by a labor union with respect to his or her employment by the Company. The Company has experienced no organized work stoppages and believes its relationships with its employees are good. The Company believes that its future success will also depend to a significant extent upon its ability to attract, train and retain highly skilled technical, management, sales, marketing and consulting personnel. Competition for such personnel in the computer software industry in both the United States and India is intense. The Company has from time to time experienced difficulty in locating candidates with appropriate qualifications. There can be no assurance that the Company will be successful in attracting or retaining such personnel and the failure to attract or retain such personnel could have a material adverse effect on the Company's business or results of operations.

ITEM 2. PROPERTIES.

  The Company's principal administrative, sales, marketing, support and software research and development facility is located in approximately 28,000 square feet of space in Mountain View, California. This facility is leased to the Company through May 1998. The Company also leases facilities of approximately 14,000 square feet of space in Nashua, New Hampshire and approximately 37,000 square feet of space in three locations in Bangalore, India. The Nashua facility is leased to the Company through August 2002. The Bangalore facilities are occupied under leases which expire in 1999 through 2004. In addition, the Company maintains sales and support offices in the metropolitan areas of Atlanta, Boston, Boulder, Chicago, Cleveland, Dallas, Denver, Detroit, Los Angeles, New York, London, Munich, Milan, Paris, and Tokyo. The Company believes that its current facilities are adequate for its needs through the end of 1998, and that, should it be needed, suitable additional or alternative space will be available in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

  In the ordinary course of business, the Company may be involved in legal proceedings. As of the date hereof, to the Company's knowledge there are no material legal proceedings in which the Company is involved or litigation pending against the Company. The Company is not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICE OF COMMON STOCK AND DIVIDEND POLICY

  The Company's Common Stock $0.001 par value per share (the "Stock") has been traded in the over-the-counter market and the Nasdaq National Market since the Company's initial public offering in May 1996. According to the Company's transfer agent, the Company had approximately 177 stockholders of record as of February 28, 1998. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the low and high sale price as of the close of market of the Stock in each of the fiscal quarters in which the Stock was publicly traded:

                                                                   HIGH   LOW
                                                                  ------ ------
     YEAR ENDED DECEMBER 31, 1996
       Second quarter (May 24 to June 30)........................ $36.50 $19.50
       Third quarter.............................................  33.25  18.00
       Fourth quarter............................................  41.00  20.25
     YEAR ENDED DECEMBER 31, 1997
       First quarter............................................. $34.00 $18.88
       Second quarter............................................  30.00  16.75
       Third quarter.............................................  44.00  24.25
       Fourth quarter............................................  53.13  36.75

  The Company's policy has been to reinvest earnings to fund future growth. Accordingly, the Company has not paid dividends and does not anticipate declaring dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

  The following selected consolidated financial data and separate unconsolidated Company financial data is qualified by reference to and should be read in conjunction with the consolidated financial statements and related notes thereto and the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Annual Report on Form 10-K.

  The information in the tables below, representing Consolidated Statement of Operations Data and Consolidated Balance Sheet Data has been restated to include the financial position of CADIS, Inc. ("CADIS") at the respective year end dates and results of its operations for each of the five years in the period ended December 31, 1997.

                   CONSOLIDATED STATEMENT OF OPERATIONS DATA
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            YEAR ENDED DECEMBER 31,
                                    -------------------------------------------
                                     1993     1994     1995     1996     1997
                                    -------  -------  -------  -------  -------
Revenues:
  Licenses........................  $ 2,521  $ 3,998  $ 8,123  $16,043  $26,892
  Subscription and maintenance....      715    2,974    5,141    9,392   13,594
  Service and other...............      762    2,327    2,299    5,023    9,443
                                    -------  -------  -------  -------  -------
    Total revenues................    3,998    9,299   15,563   30,458   49,929
                                    -------  -------  -------  -------  -------
Cost of revenues:
  Cost of license revenues........      106      197      298      612      346
  Cost of subscription and
   maintenance revenues...........      261      735    1,142    1,206    2,676
  Cost of service and other
   revenues.......................      353    1,634    1,291    2,689    5,027
                                    -------  -------  -------  -------  -------
    Total cost of revenues........      720    2,566    2,731    4,507    8,049
                                    -------  -------  -------  -------  -------
Gross profit......................    3,278    6,733   12,832   25,951   41,880
                                    -------  -------  -------  -------  -------
Operating expenses:
  Research and development........    3,481    4,012    6,031    8,762   11,213
  Sales and marketing.............    2,295    3,982    7,128   13,540   26,730
  General and administrative......      926    1,629    2,253    4,030    5,304
  Costs incurred in merger........      --       --       --       --     4,312
                                    -------  -------  -------  -------  -------
    Total operating expenses......    6,702    9,623   15,412   26,332   47,559
                                    -------  -------  -------  -------  -------
Net loss before interest and
 taxes............................   (3,424)  (2,890)  (2,580)    (381)  (5,679)
Interest and other income.........      104      112      268    1,805    3,066
Interest and other expense........      (70)     (46)     (83)    (209)    (665)
                                    -------  -------  -------  -------  -------
Net income (loss) before taxes....   (3,390)  (2,824)  (2,395)   1,215   (3,278)
Taxes.............................      --       144      150      330    1,593
                                    -------  -------  -------  -------  -------
Net income (loss).................  $(3,390) $(2,968) $(2,545) $   885  $(4,871)
                                    =======  =======  =======  =======  =======
Net income (loss) per share-basic
 (1) (2)..........................                    $ (0.28) $  0.07  $ (0.35)
                                                      =======  =======  =======
Net income (loss) per share-
 diluted (1) (2)..................                    $ (0.28) $  0.06  $ (0.35)
                                                      =======  =======  =======
Number of shares used in computing
 per share amounts-basic (1)......                      9,025   12,005   13,817
Number of shares used in computing
 per share amounts- diluted (1)...                      9,025   13,755   13,817

--------
(1) Earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) and Staff Accounting Bulletin No. 98 (SAB 98). See
    Note 1 of Notes to Consolidated Financial Statements.
(2) Net income (loss) per share for 1995 and 1996 are pro forma computations.

                        CONSOLIDATED BALANCE SHEET DATA

                                 (IN THOUSANDS)

                                                   AS OF DECEMBER 31,
                                          -------------------------------------
                                           1993   1994   1995    1996    1997
                                          ------ ------ ------- ------- -------
Cash and short-term investments.......... $4,258 $3,999 $ 6,095 $57,831 $55,056
                                          ====== ====== ======= ======= =======
Working capital.......................... $3,413 $2,344 $ 3,927 $56,440 $48,521
                                          ====== ====== ======= ======= =======
Total assets............................. $6,499 $7,696 $14,159 $73,273 $81,720
                                          ====== ====== ======= ======= =======
Long-term obligations, less current
 portion................................. $2,259 $2,297 $ 2,620 $ 2,365 $    11
                                          ====== ====== ======= ======= =======
Stockholders' equity..................... $1,953 $1,331 $ 3,855 $58,746 $58,574
                                          ====== ====== ======= ======= =======

                            ASPECT DEVELOPMENT, INC.

                          STATEMENT OF OPERATIONS DATA

                   (EXCLUDING THE OPERATING RESULTS OF CADIS)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                    1993     1994     1995     1996     1997
                                   -------  -------  -------  -------  -------
Revenues:
  Licenses........................ $ 2,476  $ 3,478  $ 7,143  $12,263  $24,238
  Subscription and maintenance....     715    2,962    4,964    8,943   12,596
  Service and other...............     762    2,044    1,586    3,029    7,532
                                   -------  -------  -------  -------  -------
    Total revenues................   3,953    8,484   13,693   24,235   44,366
                                   -------  -------  -------  -------  -------
Cost of revenues:
  Cost of license revenues........     106      197      298      612      346
  Cost of subscription and
   maintenance revenues...........     261      735      938    1,116    2,503
  Cost of service and other
   revenues.......................     353    1,333      612    1,679    3,055
                                   -------  -------  -------  -------  -------
    Total cost of revenues........     720    2,265    1,848    3,407    5,904
                                   -------  -------  -------  -------  -------
Gross profit......................   3,233    6,219   11,845   20,828   38,462
                                   -------  -------  -------  -------  -------
Operating expenses:
  Research and development........   2,388    3,096    4,859    7,052    8,697
  Sales and marketing.............   1,728    3,047    4,490    8,819   18,922
  General and administrative......     517    1,084    1,660    2,975    4,379
  Costs incurred in merger........      --       --       --       --    1,712
                                   -------  -------  -------  -------  -------
    Total operating expenses......   4,633    7,227   11,009   18,846   33,710
                                   -------  -------  -------  -------  -------
Net income (loss) before interest
 and taxes........................  (1,400)  (1,008)     836    1,982    4,752
Interest and other income.........      37       78       78    1,566    2,740
Interest and other expense........     (70)     (46)     (83)    (209)    (665)
                                   -------  -------  -------  -------  -------
Net income (loss) before taxes....  (1,433)    (976)     831    3,339    6,827
Taxes.............................      --      144      150      330    1,593
                                   -------  -------  -------  -------  -------
Net income (loss)................. $(1,433) $(1,120) $   681  $ 3,009  $ 5,234
                                   =======  =======  =======  =======  =======

                            ASPECT DEVELOPMENT, INC

                               BALANCE SHEET DATA

                (EXCLUDING THE ASSETS AND LIABILITIES OF CADIS)

                                                    AS OF DECEMBER 31,
                                           ------------------------------------
                                            1993   1994   1995   1996    1997
                                           ------ ------ ------ ------- -------
Cash and short-term investments........... $2,955 $2,437 $3,159 $47,818 $52,675
                                           ====== ====== ====== ======= =======
Working capital........................... $2,163 $  854 $1,024 $45,485 $47,872
                                           ====== ====== ====== ======= =======
Total assets.............................. $4,990 $5,439 $9,979 $59,000 $75,456
                                           ====== ====== ====== ======= =======
Long-term obligations, less current
 portion.................................. $  273 $  311 $  634 $   379 $    11
                                           ====== ====== ====== ======= =======
Stockholders' equity...................... $2,490 $1,374 $2,134 $48,754 $56,861
                                           ====== ====== ====== ======= =======

                                  CADIS, INC.

                          STATEMENT OF OPERATIONS DATA

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                          YEAR ENDED DECEMBER 31,
                                  --------------------------------------------
                                   1993     1994     1995     1996      1997
                                  -------  -------  -------  -------  --------
Revenues:
  Licenses....................... $    45  $   520  $   980  $ 3,780  $  2,654
  Subscription and maintenance...     --        12      177      449       998
  Service and other..............     --       283      713    1,994     1,911
                                  -------  -------  -------  -------  --------
    Total revenues...............      45      815    1,870    6,223     5,563
                                  -------  -------  -------  -------  --------
Cost of revenues:
  Cost of license revenues.......     --       --       --       --        --
  Cost of subscription and
   maintenance revenues..........     --       --       204       90       173
  Cost of service and other
   revenues......................     --       301      679    1,010     1,972
                                  -------  -------  -------  -------  --------
    Total cost of revenues.......     --       301      883    1,100     2,145
                                  -------  -------  -------  -------  --------
Gross profit.....................      45      514      987    5,123     3,418
                                  -------  -------  -------  -------  --------
Operating expenses:
  Research and development.......   1,093      916    1,172    1,710     2,516
  Sales and marketing............     567      935    2,638    4,721     7,808
  General and administrative.....     409      545      593    1,055       925
  Costs incurred in merger.......      --       --       --       --     2,600
                                  -------  -------  -------  -------  --------
    Total operating expenses.....   2,069    2,396    4,403    7,486    13,849
                                  -------  -------  -------  -------  --------
Net loss before interest and
 taxes...........................  (2,024)  (1,882)  (3,416)  (2,363)  (10,431)
Interest and other income........      67       34      190      239       326
                                  -------  -------  -------  -------  --------
Net loss......................... $(1,957) $(1,848) $(3,226) $(2,124) $(10,105)
                                  =======  =======  =======  =======  ========

                                  CADIS, INC.

                               BALANCE SHEET DATA

                                                  AS OF DECEMBER 31,
                                          -------------------------------------
                                           1993    1994    1995   1996    1997
                                          ------  ------  ------ ------- ------
Cash and short-term investments.......... $1,303  $1,562  $2,936 $10,013 $2,381
                                          ======  ======  ====== ======= ======
Working capital.......................... $1,250  $1,490  $2,903 $10,955 $  649
                                          ======  ======  ====== ======= ======
Total assets............................. $1,509  $2,257  $4,180 $14,273 $6,264
                                          ======  ======  ====== ======= ======
Long-term obligations, less current por-
 tion.................................... $1,986  $1,986  $1,986 $ 1,986 $   --
                                          ======  ======  ====== ======= ======
Stockholders' equity (deficit)........... $ (537) $  (43) $1,721 $ 9,992 $1,893
                                          ======  ======  ====== ======= ======

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

OVERVIEW

  The Company develops, markets and supports enterprise client/server software and reference content products that enable manufacturers to improve product development and business processes through component and supplier management. The Company was incorporated in 1990 and was in the development stage, engaging primarily in research and development, until 1992. In 1992, the Company commenced shipment of its first generation component and supplier management software product, CIS 1.0. The Company's second generation CSM software product, Explore, first became generally commercially available in the second quarter of 1995. In 1993, the Company began development of component reference content products, and its first internally developed reference content products, VIP, became generally commercially available in the second quarter of 1995.

  In November 1997, the Company acquired CADIS, a developer of CSM solutions. In the acquisition, the Company issued approximately 1.4 million shares of its Common Stock in exchange for all of the outstanding Common Stock and options of CADIS. The acquisition was accounted for as a pooling of interests, and, except where specified, the financial statements of the Company and the information herein have been restated to include the results of CADIS for all periods. The acquisition of CADIS augmented the Company's portfolio of CSM products with the addition of Krakatoa, a Web based catalog publishing software product.

  Excluding the effects of the acquisition of CADIS, the Company's revenues have increased from $4.0 million in 1993 to $44.4 million in 1997 as a result of greater market acceptance of the Company's CIS products and the introduction of the Explore and VIP products. Taking the CADIS acquisition into account, the Company's revenues have grown to $49.9 million over the same period. Excluding the effects of the CADIS acquisition, the Company realized operating losses in 1993 and 1994 but achieved limited profitability in 1995 and increased profitability in 1996 and 1997. The losses in 1993 and 1994 and the limited profitability in 1995 primarily reflect the Company's substantial investment in research and development to build its software and reference content products and in sales and marketing to expand its marketing presence, while the increased profitability in 1996 and 1997 reflected increased market acceptance of the Company's products, which caused revenues to increase at a greater rate than operating expenses. Taking the CADIS acquisition into account, the Company recorded a smaller profit in 1996 and losses in 1995 and 1997. The differences between these results on a consolidated basis and Aspect's results on a stand-alone basis primarily reflect the fact that, during this period, CADIS was an early-stage company whose primary focus was on developing its initial commercial products and entering the CSM market, and therefore incurred substantial software development and marketing expenses that were only partially offset by licensing revenues. The consolidated loss incurred in 1997 also reflected costs and expenses associated with the Company's acquisition of CADIS. See Note 2 of Notes to Consolidated Financial Statements.

  Licenses of the Company's software and reference content products have historically accounted for the substantial majority of the Company's revenues, and the Company anticipates that this will continue for the foreseeable future. Accordingly, any decline in the demand for or market acceptance of the Company's software or reference content products would have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company has experienced significant revenue growth in recent periods, there can be no assurance that the Company will sustain such growth in revenues or that the Company will return to profitability in the future on a quarterly or an annual basis. A significant portion of the Company's revenues has historically been derived from relatively large sales to a limited number of customers, and the Company expects that this trend will continue for the foreseeable future. The license of the Company's software and data products generally requires the Company to engage in a sales cycle of six to twelve month or longer and to provide a significant level of education to prospective customers regarding the use and benefits of the Company's products. For these reasons, sales cycles are subject to a number of significant delays over which the Company has little or no control. Accordingly, any delay in the sale of a larger license or a number of smaller licenses would have a material adverse effect on the Company's business, financial condition and results of operations and would cause the Company's operating results to vary significantly from quarter to quarter.

  The Company's revenues consist of: license revenues, subscription and maintenance revenues and service and other revenues. License revenues are comprised principally of perpetual license fees for the Company's client/server software and reference content products. Subscription and maintenance revenues are comprised principally of annual subscription and maintenance fees for the Company's products, including its Explore client/server software, its VIP family of component reference databases and the CAPS reference content product. CAPS was licensed from IHS pursuant to a license that expired in October 1997, after which the Company discontinued offering it for sale. Service and other revenues are comprised principally of fees for consulting, development and training services performed by the Company. The Company recognizes revenues in accordance with the American Institute of Certified Public Accountants (the "AICPA") Statement of Position ("SOP") 91-1 on Software Revenue Recognition. License revenues are recognized after execution of a license agreement, or receipt of a definitive purchase order, and shipment of the product if no significant vendor obligations remain and collection of the resulting receivables is deemed probable. Product returns and sales allowances (which were not significant through December 31, 1997) are estimated and provided for at the time of sale. When delivery involves significant installation obligations at multiple sites, revenues are recognized on a per-site basis upon completion of installation. Revenues from subscription and maintenance agreements are deferred and recognized on a straight-line basis over the life of the related agreement, which is typically twelve months. Service revenues from training and consulting are recognized upon completion of the work to be performed. Development revenues are recognized in accordance with the terms of the agreements, generally when related costs have been incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements and is required to be adopted by the Company beginning in fiscal 1998. Additionally, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information in annual statements and interim financial reports regarding operating segments, products and services, geographic areas and major customers. SFAS No. 131 will be effective for the Company for fiscal 1998 and will apply to both annual and interim financial reporting. The Company is evaluating the potential impact of these accounting pronouncements on required disclosures, but believes that SFAS No. 130 and SFAS No. 131 will not have a material impact on the financial condition or results of operations of the Company.

  In October 1997, the Accounting Standards Executive Committee of the AICPA issued SOP 97-2, "Software Revenue Recognition," which is effective for all transactions entered into after December 31, 1997. The statement provides guidance on applying GAAP in recognizing revenue on software transactions. Based upon the Company's review and interpretation of SOP 97-2, the Company does not believe that the implementation of the statement will have a material adverse effect on the results of operations. However, detailed procedures for executing the guidelines have not been released. Once issued, such procedures could lead to unanticipated changes in the Company's reported revenues and earnings. In the event implementation guidance is contrary to the Company's current revenue accounting practices, the Company believes it can change its accounting practices to comply with the guidance and avoid any material adverse effect on revenues and earnings. However, there can be no assurance this will be the case. Management is currently engaged in reviewing the Company's present licensing, subscription and service contracts for compliance with the revenue recognition guidelines of the statement.

  Effective December 31, 1997, the Company adopted the provisions of SFAS No. 128, "Earnings per Share" ("EPS"). As required by SFAS No. 128, all prior periods presented have been restated. Under the new requirements for calculating EPS, the dilutive effect of stock options and convertible securities is excluded from a new EPS measure, basic EPS. Except as noted below, diluted EPS is computed using the weighted average number of common shares outstanding after the issuance of common stock upon exercise of stock options (using the treasury stock method) and the issuance of common stock upon the conversion of convertible preferred stock (using the as-if-converted method) when their effect is dilutive.

  Basic and diluted EPS for all years prior to 1997 have been retroactively restated to apply the requirements of Staff Accounting Bulletin No. 98 issued by the SEC in February 1998 (SAB 98). Under SAB 98, certain shares of common stock and options and warrants to purchase shares of common stock issued at prices substantially below the per share price of shares sold in the Company's initial public offering previously included in the computation of shares outstanding pursuant to the Staff Accounting Bulletin Nos. 55, 64 and 83 are now excluded from the computation.

SIGNIFICANT SEGMENT INFORMATION

  The Company derived approximately 14.1%, 19.5% and 14.9% of its revenues from its European operations in 1995, 1996 and 1997, respectively. The Company generated income before interest and taxes of 83.3%, 80.5% and 47.2% on those revenues in each of the years listed, while incurring losses on substantially larger revenue from its North American operations (See Note 8 of the Notes to Consolidated Financial Statements). This apparent disparity is due to the fact that in those years most of the Company's research and development, sales and marketing and general and administrative costs were allocated to the Company's operations in North America. In addition, the 1997 North American results include expenses of approximately $4.3 million associated with the acquisition of CADIS. Management expects this concentration of research and development costs and other infrastructure expenses in North America to become less significant in the future as more operational functions are organized and developed in the countries in which the Company sells its products and as the Company continues to expand its sales efforts in foreign markets.

RESULTS OF OPERATIONS

  The following tables set forth certain operating data, expressed as a percentage of net revenue, for each of the years ended December 31, 1995, 1996 and 1997 for the Company on a consolidated basis, for the Company excluding the operating results of CADIS and for CADIS on a stand-alone basis.

                                                          1995    1996   1997
                                                          -----   -----  -----
CONSOLIDATED STATEMENTS OF OPERATIONS
Revenues:
 Licenses................................................  52.2%   52.7%  53.9%
 Subscription and maintenance............................  33.0    30.8   27.2
 Service and other.......................................  14.8    16.5   18.9
                                                          -----   -----  -----
   Total revenues........................................ 100.0   100.0  100.0
                                                          -----   -----  -----
Cost of revenues:
 Cost of licenses........................................   1.9     2.0    0.7
 Cost of subscription and maintenance....................   7.3     4.0    5.3
 Cost of service and other...............................   8.3     8.8   10.1
                                                          -----   -----  -----
   Total cost of revenues................................  17.5    14.8   16.1
                                                          -----   -----  -----
Gross margin.............................................  82.5    85.2   83.9
                                                          -----   -----  -----
Operating expenses:
 Research and development................................  38.8    28.8   22.5
 Sales and marketing.....................................  45.8    44.5   53.6
 General and administrative..............................  14.5    13.2   10.6
 Merger costs............................................    --      --    8.6
                                                          -----   -----  -----
   Total operating expenses..............................  99.1    86.5   95.3
                                                          -----   -----  -----
Operating loss........................................... (16.6)   (1.3) (11.4)
Interest and other income................................   1.7     5.9    6.1
Interest and other expense...............................  (0.5)   (0.6)  (1.3)
                                                          -----   -----  -----
Income (loss) before income taxes........................ (15.4)    4.0   (6.6)
Provision for income taxes...............................   1.0     1.1    3.2
                                                          -----   -----  -----
Net income (loss)........................................ (16.4)%   2.9%  (9.8)%
                                                          =====   =====  =====
ASPECT STATEMENTS OF OPERATIONS (EXCLUDING CADIS)
Revenues:
 Licenses................................................  52.2%   50.6%  54.6%
 Subscription and maintenance............................  36.2    36.9   28.4
 Service and other.......................................  11.6    12.5   17.0
                                                          -----   -----  -----
   Total revenues........................................ 100.0   100.0  100.0
                                                          -----   -----  -----
Cost of revenues:
 Cost of licenses........................................   2.2     2.5    0.8
 Cost of subscription and maintenance....................   6.8     4.6    5.6
 Cost of service and other...............................   4.5     6.9    6.9
                                                          -----   -----  -----
   Total cost of revenues................................  13.5    14.0   13.3
                                                          -----   -----  -----
Gross margin.............................................  86.5    86.0   86.7
                                                          -----   -----  -----
Operating expenses:
 Research and development................................  35.5    29.1   19.6
 Sales and marketing.....................................  32.8    36.4   42.6
 General and administrative..............................  12.1    12.3    9.9
 Merger costs............................................    --      --    3.9
                                                          -----   -----  -----
   Total operating expenses..............................  80.4    77.8   76.0
                                                          -----   -----  -----
Operating income.........................................   6.1     8.2   10.7
Interest and other income................................   0.6     6.5    6.2
Interest and other expense...............................  (0.6)   (0.9)  (1.5)
                                                          -----   -----  -----
Income before income taxes...............................   6.1    13.8   15.4
Provision for income taxes...............................   1.1     1.4    3.6
                                                          -----   -----  -----
Net income...............................................   5.0%   12.4%  11.8%
                                                          =====   =====  =====

                                                        1995    1996     1997
                                                       ------   -----   ------
CADIS STATEMENTS OF OPERATIONS (STAND-ALONE BASIS)
Revenues:
 Licenses.............................................   52.4%   60.7%    47.7%
 Subscription and maintenance.........................    9.5     7.2     17.9
 Service and other....................................   38.1    32.1     34.4
                                                       ------   -----   ------
   Total revenues.....................................  100.0   100.0    100.0
                                                       ------   -----   ------
Cost of revenues:
 Cost of licenses.....................................     --      --       --
 Cost of subscription and maintenance.................   10.9     1.5      3.1
 Cost of service and other............................   36.3    16.2     35.5
                                                       ------   -----   ------
   Total cost of revenues.............................   47.2    17.7     38.6
                                                       ------   -----   ------
Gross margin..........................................   52.8    82.3     61.4
                                                       ------   -----   ------
Operating expenses:
 Research and development.............................   62.7    27.5     45.2
 Sales and marketing..................................  141.1    75.8    140.4
 General and administrative...........................   31.7    17.0     16.6
 Merger costs.........................................     --      --     46.7
                                                       ------   -----   ------
   Total operating expenses...........................  235.5   120.3    248.9
                                                       ------   -----   ------
Operating loss........................................ (182.7)  (38.0)  (187.5)
Interest and other income.............................   10.2     3.9      5.9
                                                       ------   -----   ------
Net loss.............................................. (172.5)% (34.1)% (181.6)%
                                                       ======   =====   ======

 REVENUES

  Licenses. Revenues from licenses increased from approximately $8.1 million in 1995 to approximately $16.0 million in 1996, due primarily to general commercial introduction of the Company's Explore client/server software and VIP component reference databases in 1995. License revenues increased from $16.0 million in 1996 to $26.9 million in 1997. This increase was due primarily to the growing market acceptance of the Company's products and an increased emphasis on marketing the Company's products. The Explore client/server software and VIP component reference databases generally have higher average selling prices than the CIS products.

  Subscription and maintenance. Subscription and maintenance revenues were $5.1 million, $9.4 million, and $13.6 million in 1995, 1996 and 1997, respectively. The increase in subscription and maintenance fee revenues from 1995 to 1996 was principally the result of the general commercial introduction of the Company's VIP component reference databases in 1995 and the increased base of customers entering into maintenance contracts. The increase between 1996 and 1997 was primarily due to the expansion of the Company's customer base.

  Service and other. Service and other revenues increased from $2.3 million in 1995 to $5.0 million in 1996 due primarily to the increased number and size of consulting contracts in 1996 offset by a decrease in development revenues caused by the conclusion of a significant development contract in 1995. Service and other revenues increased $4.4 million to $9.4 million in 1997 due to management's continuing recognition of the need to offer superior service support to the Company's customers in order to enhance the market's acceptance of the Company's products.

  International sales were $2.9 million, $6.2 million and $8.5 million in 1995, 1996 and 1997, respectively, representing 18.9%, 20.3% and 17.0% of total revenues, respectively, in each year. The increased volume of international sales from 1995 to 1997 in absolute dollars is primarily attributable to an increase in the Company's international marketing efforts. The Company intends to continue to expand its international operations and to enter additional international markets. The Company currently maintains sales offices in the United Kingdom, France, Germany, Japan, Canada, India and Italy and has sales representative agreements with ATE in South Korea and Onyx in Israel, a joint marketing/systems integrator agreement with Mentor Graphics and Digital

Japan in Japan and worldwide strategic reselling agreements with SAP and Baan. In addition, although the Company records revenues based on the billing location, certain domestic billings include licenses that may be deployed by customers or resold by indirect channel partners into international locations. International sales are denominated and collected in both U.S. and foreign currency. Accordingly, a portion of the Company's international revenues are subject to foreign currency fluctuation risks. In those jurisdictions in which the Company's sales are denominated in foreign currency, fluctuations in such currencies could adversely affect the profitability of sales made in such jurisdictions and, therefore, materially adversely affect the Company's business, financial condition and results of operations. Further, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets in which the Company's sales are denominated in U.S. dollars. To a limited extent, the Company has engaged in some insignificant foreign currency hedging activities to offset the potential risks mentioned above. This hedging activity has not had a material effect on the financial statements and no hedging contracts remained open at December 31, 1997. If considered appropriate, the Company will enter into hedging contracts in the future.

 COST OF REVENUES

  Cost of licenses. Cost of licenses consists primarily of license fees and royalties paid to third-party vendors, primarily Oracle, and shipping expenses. Cost of licenses was $298,000, $612,000 and $346,000 in 1995, 1996 and 1997, respectively, representing 3.7%, 3.8% and 1.3%, respectively, of the related license revenues for each of those years. The increase in the dollar amount of cost of licenses between 1995 and 1996 reflects the higher volumes of licenses entered into in 1996. The dollar decrease between 1996 and 1997 is primarily due to the fact that more customers already owned Oracle or other relational database software and the Company was not obligated to obtain the product for them. The increase as a percentage of revenues from 1995 to 1996 was primarily due to the addition of an additional third-party vendor's product licensed in conjunction with Aspect's products. The percentage decrease between 1996 and 1997 was primarily due to new customers providing their own database software, eliminating that cost from the Company's operations. Because all development costs incurred in the research and development of products and enhancements to existing software products have been expensed as incurred, cost of licenses includes no amortization of capitalized software development costs. See Note 1 of Notes to Consolidated Financial Statements.

  Cost of subscription and maintenance revenues. Cost of subscription and maintenance revenues consists primarily of license fees and royalties paid to third-party vendors, primarily IHS for the CAPS reference data product, and personnel-related costs incurred in providing centralized telephone support and related technical support to customers. Cost of subscription and maintenance revenues was $1.1 million, $1.2 million and $2.7 million, in 1995, 1996 and 1997, representing 22.2%, 12.8% and 19.7%, respectively, of related subscription and maintenance revenues for each year. The decrease in cost of subscription and maintenance revenues as a percentage of related revenues between 1995 and 1996 is primarily the result of allocating related costs over a larger customer base and an increased proportion of sales of the VIP reference databases over the CAPS reference data product. The increase between 1996 and 1997 is primarily due to the Company's high level of interest in continued customer support and the resulting increase in facilities and employees assigned to that effort.

  Cost of service and other revenues. Cost of service and other revenues consist primarily of personnel-related costs incurred in providing consulting services, development services and training to customers. Cost of service and other revenues was $1.3 million, $2.7 million and $5.0 million, respectively, in 1995, 1996 and 1997, representing 56.2%, 53.5% and 53.2%, respectively, of related revenue for each year. The increase in absolute dollars in each of the years presented is due to an increase in the number and size of consulting contracts. The overall decrease in terms of percentages is due to the increasing profit margin associated with each individual contract due to management's continuing effort to more efficiently manage them and an increasing percentage of the fulfillment of these contracts from this lower cost of labor in India.

 GROSS PROFIT

  Gross profit was $12.8 million, $26.0 million and $41.9 million in 1995, 1996 and 1997, respectively, representing 82.5%, 85.2% and 83.9%, respectively, of total revenues for each year. The increase in absolute dollars and as a percentage of total revenues from 1995 to 1996 was primarily the result of an increased level of revenues and the allocation of costs over a larger customer base. The decrease in terms of percentages between 1996 and 1997 is due to the larger percentage growth in service and other revenue as compared to the Company's other revenue sources. The Company currently expects that gross profits may decrease as a percentage of total revenues in the future as services and other revenues, which generally have lower gross margins than the Company's other revenues, increase as a percentage of total revenues.

 OPERATING EXPENSES

  Research and development. Research and development expenses consist primarily of engineering personnel costs. Research and development expenses for 1995, 1996 and 1997 were approximately $6.0 million, $8.8 million and $11.2 million, respectively. These expenses as a percentage of total revenues were 38.8%, 28.8% and 22.5%, respectively, during the three years. The increases in research and development expenses in absolute dollars since 1995 were primarily attributable to increased staffing and associated support for technical staff and the use of consultants and outside service providers required to develop and enhance the Company's products. The reduction as a percentage of revenue is due to revenues increasing at a higher rate than research and development expenses. The Company believes that a significant level of research and development expenses will be required to be competitive in the future. Accordingly, the Company expects that the absolute dollar amounts of research and development expenses may increase in the future, but may decline as a percentage of total revenues in the event that revenues increase.

  Sales and marketing. Sales and marketing expenses include salaries, commissions, advertising, travel, trade show, public relations and other selling and marketing related expenses. Sales and marketing expenses for 1995, 1996 and 1997 were approximately $7.1 million, $13.5 million and $26.7 million, respectively, representing 45.8%, 44.5%, and 53.5% of total revenues, respectively. The increases in sales and marketing expenses in absolute dollars were primarily due to the addition of sales and marketing personnel and increased marketing activities, including trade shows and promotional expenses and substantial growth in international sales and marketing channels. The Company believes that such expenses will increase in dollar amounts and may increase as a percentage of total revenues in the future as the Company expands its sales and marketing staff and enters new markets, worldwide.

  General and administrative. General and administrative expenses include personnel costs for administration, finance, human resources and general management, along with legal and accounting expenses and other professional services. General and administrative expenses increased from $2.3 million in 1995 to $4.0 million in 1996 and $5.3 million in 1997. These expenses represented 14.5%, 13.2% and 10.6% of total revenues, respectively during those three years. The increases in dollar amounts were primarily the result of increased staffing and associated expenses necessary to manage and support the Company's growth. The Company believes that its general and administrative expenses will increase in dollar amounts in the future as the Company expands its staffing and as the Company experiences higher costs associated with being a public company, but may decrease as a percentage of total revenues in the event that revenues increase.

  Merger costs. The costs associated with the acquisition of CADIS were approximately $4.3 million, including $0.9 million in consulting fees to financial advisors, $0.7 million for legal and other professional fees, $0.7 million for personnel severance and outplacement expenses and $0.6 million for facilities consolidation expense. Of the merger expenses, a total of approximately $2.9 million was accrued at December 31, 1997. The Company may incur similar expenses should management determine that further acquisitions are strategically important to the Company's future growth.

 INTEREST AND OTHER INCOME

  The Company's net interest and other income for 1995, 1996 and 1997 was $268,000, $1.8 million and $3.1 million, respectively. Interest income consists primarily of interest accrued on the Company's cash generated from financing and operating activities. The increase in interest income in 1996 was primarily due to higher cash and investment balances resulting from the infusion of cash from the initial public offering. The increase in 1997 was primarily due to improved cash flows from operations and the resulting investment in short-term securities of the funds generated.

 INTEREST AND OTHER EXPENSE

  Interest and other expense was $83,000, $209,000 and $665,000 in 1995, 1996 and 1997 respectively. The increase between 1995 and 1996 was primarily due to a $90,000 expense related to the settlement of a dispute, while the increase in 1997 was due to a $612,000 charge to record the Company's proportionate share of the loss in a joint venture.

 PROVISION FOR INCOME TAXES

  The Company's provision for income taxes was $150,000 in 1995, $330,000 in 1996 and $1.6 million in 1997. The 1995 provision amount was primarily due to foreign withholding taxes in connection with product license sales to Korea. The increase in the provision in 1997 is primarily due to increased income generated by the Company (excluding the acquisition of CADIS) and the Company's inability to use CADIS's net operating loss carryforwards or its losses generated in 1997. As of December 31, 1997, the Company had federal net operating loss carryforwards of approximately $37 million. The Company also had federal research and development tax credit carryforwards of approximately $1.7 million. The federal net operating loss and credit carryforwards will expire in 2007 through 2012, if not utilized sooner. Utilization of the net operating losses and credits will be subject to a substantial annual limitation for losses previously incurred by CADIS and obtained by the Company in the acquisition and merger (as described in Note 2 to the Consolidated Financial Statements) due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. Net operating losses and credits related to Aspect may also be subject to a substantial limitation due to ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. Based upon current values, however, the annual limitation are not expected to result in the expiration of net operating losses and credits before utilization. See Note 6 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

  In May 1996, the Company completed its initial public offering, and its common stock began trading on the Nasdaq National Market under the symbol ASDV. Through the offering, the Company sold 2,322,500 new shares of its common stock which generated approximately $42.3 million of cash, net of underwriting discounts, commissions and other offering costs.

  In 1995 and 1996, the Company's investing activities consisted primarily of purchases of property and equipment. In 1995 and 1996, the Company used approximately $800,000 and $3.5 million, respectively, of cash to purchase property and equipment, primarily for personal computers and for furniture and other office equipment. During 1997 the Company continued to invest heavily in property and equipment and also acquired CADIS (as discussed in Note 2 to the Consolidated Financial Statements). The Company expects that the rate of purchases of property and equipment will increase as the Company's employee base grows. As of December 31, 1997, the Company's principal commitments consisted primarily of capital lease obligations for equipment and operating leases for office facilities. See Notes 3 and 9 of Notes to Consolidated Financial Statements.

  To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. The Company expects that, in the future, cash in excess of current requirements will be invested in investment grade, interest-bearing securities.

  At December 31, 1997, the Company had $14.6 million in cash and cash equivalents, $40.5 million in short-term investments and $48.5 million of working capital.

  The Company believes that its current cash balances and short term investments are sufficient to support the Company's operations and planned growth over the next year. Although operating activities may provide cash in certain periods, to the extent that the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash. Consequently, any such growth may require the Company to obtain additional equity or debt financing. In addition, although there are no present understandings, commitments or agreements with respect to any acquisition of other businesses, products or technologies, the Company from time to time evaluates potential acquisitions of businesses, products and technologies and may in the future require additional equity or debt financings to consummate such potential acquisitions.

  The Company will continue to invest in its sales and marketing infrastructure. In addition, the Company will commit substantial cash resources to research and development activities.

BUSINESS FACTORS

  The Company's revenues and results of operations could be materially adversely affected by many factors, some of which are outside the control of the Company, including, among others, the relatively long sales and implementation cycles for the Company's products; the size and timing of individual license transactions; seasonality of revenues; changes in the Company's operating expenses; changes in the mix of products and services sold; timing of introduction or enhancement of products by the Company or its competitors; market acceptance of new products; technological changes in software or database technology; personnel changes and difficulties in attracting and retaining qualified sales, marketing, technical and consulting personnel; changes in customers' budgeting cycles; foreign currency exchange rates; quality control of products sold; and economic conditions generally and in specific industry segments.

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

  Historically, a relatively small number of customers has accounted for a significant percentage of the Company's total revenues, and the Company expects that it will continue to experience significant customer concentration for the foreseeable future. There can be no assurance that such customers or any other customers will in the future continue to license or purchase products or services from the Company at levels that equal or exceed those of prior periods, or at all.

  The Company believes that, in order to provide competitive CSM solutions, it will be necessary to develop, maintain and enhance close associations with other enterprise data management vendors such as database, hardware, data, ERP, PDM, CAD and professional service companies. The Company has established marketing, selling and consulting relationships with many such vendors, but there can be no assurance that the Company will be able to maintain its existing relationships or enter into new relationships with such vendors.

  Although the Company believes that all of its products will record, store, process, calculate and present calendar dates falling on or after (and if applicable, spans of time including) January 1, 2000, and will calculate any information dependent on or relating to such dates in the same manner, and with the same functionality, data integrity and performance, as such products record, store, process, calculate and present calendar dates on or before December 31, 1999, or calculate any information dependent on or relating to such dates (collectively,

"Year 2000 Compliant"), Year 2000 Compliant issues may arise with respect to customers' internal management systems or third party suppliers that may result in unforeseen costs or delays to the Company and therefore may have a material adverse effect on the Company.

  The Company has operations in Bangalore, India with 244 employees as of December 31, 1997. The Company is dependent to a significant extent upon the ability of its Indian operations to successfully maintain and upgrade its reference data products. The Company believes that the success of its Indian operations will depend in large part upon its ability to attract, train and retain highly skilled technical and management personnel in India. Competition for such personnel in India is intense, and there can be no assurance that the Company will be successful in attracting a sufficient number of qualified personnel. The Company is directly affected by the political and economic conditions to which India is subject. In addition, many of the Company's expenses in India are paid in Indian currency, thereby subjecting the Company to the risk of foreign currency fluctuations. Any difficulties in coordinating or managing the Indian operations due to cultural, geographic, communication or other reasons could have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

  The following Financial Statements are filed as part of this Report.

                                                                       PAGE NO.
Report of Ernst & Young LLP, Independent Auditors.....................    33
Report of Arthur Andersen LLP, Independent Auditors...................    34
Consolidated Balance Sheets as of December 31, 1997 and 1996..........    35
Consolidated Statements of Operations for each of the three fiscal years
 in the period ended December 31, 1997................................    36
Consolidated Statements of Stockholders' Equity for each of the three fiscal years
 in the period ended December 31, 1997................................    37
Consolidated Statements of Cash Flows for each of the three fiscal years
 in the period ended December 31, 1997................................    38
Notes to the Consolidated Financial Statements........................    39

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
  Aspect Development, Inc.

  We have audited the consolidated balance sheets of Aspect Development, Inc. as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits. In November, 1997, the Company merged with CADIS, Inc. in a transaction that was accounted for as a pooling of interests. We did not audit the financial statements of CADIS, Inc., which statements reflected total assets of $6.3 million and $14.3 million as of December 31, 1997 and 1996, respectively, and net losses of $10.8 million, $2.1 million and $3.2 million, for the years ended December 31, 1997, 1996 and 1995, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for CADIS, Inc., is based solely on the report of the other auditors.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

  In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aspect Development, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, after giving retroactive effect to the business combination with CADIS, Inc., as described in the notes to the consolidated financial statements, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Palo Alto, California
January 26, 1998

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To CADIS, Inc.;

  We have audited the consolidated balance sheets of CADIS, Inc. (a Delaware corporation) and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, mandatorily redeemable convertible preferred stock, junior mandatorily redeemable preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997, not presented separately herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above, not presented separately herein, present fairly, in all material respects, the consolidated financial position of CADIS Inc. and subsidiary as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Denver, Colorado
January 20, 1998

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT PAR VALUE PER SHARE AMOUNTS)

                                                               DECEMBER 31,
                                                             -----------------
                                                               1997     1996
                                                             --------  -------
ASSETS
Current assets:
  Cash and cash equivalents................................. $ 14,550  $16,683
  Short-term investments....................................   40,506   41,148
  Accounts receivable, net of allowance for doubtful
   accounts of $295 and $250 in 1997 and 1996, respectively.   13,366    9,493
  Employee receivables......................................      151       65
  Prepaid expenses and other current assets.................    3,083    1,213
                                                             --------  -------
    Total current assets....................................   71,656   68,602
Property and equipment, net.................................    8,771    4,301
Other assets, net...........................................    1,293      370
                                                             --------  -------
                                                             $ 81,720  $73,273
                                                             ========  =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................... $  2,009  $   951
  Accrued bonuses and commissions...........................    2,077      910
  Accrued merger costs......................................    2,883       --
  Income taxes payable......................................    1,608       45
  Other accrued liabilities.................................    2,488    2,146
  Deferred revenue..........................................   11,136    6,656
  Capital lease obligations--current portion................      346      482
  Third-party royalties and fees............................      588      972
                                                             --------  -------
    Total current liabilities...............................   23,135   12,162
Capital lease obligations...................................       11      379
Junior mandatorily redeemable preferred stock...............       --    1,986
Commitments
Stockholders' equity:
  Preferred stock, $0.001 par value per share, 2,000
   authorized, none issued or outstanding...................       --       --
  Common stock, $0.001 par value per share; 20,000 shares
   authorized, 14,433 and 13,497 issued and outstanding in
   1997 and 1996, respectively..............................   81,627   76,729
  Notes receivable from stockholders........................     (320)    (320)
  Deferred compensation.....................................     (376)    (544)
  Accumulated translation adjustment........................     (302)      65
  Accumulated deficit.......................................  (22,055) (17,184)
                                                             --------  -------
    Total stockholders' equity..............................   58,574   58,746
                                                             --------  -------
                                                             $ 81,720  $73,273
                                                             ========  =======

                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                      1997     1996     1995
                                                     -------  -------  -------
Revenues
  Licenses.......................................... $26,892  $16,043  $ 8,123
  Subscription and maintenance......................  13,594    9,392    5,141
  Service and other.................................   9,443    5,023    2,299
                                                     -------  -------  -------
    Total revenues..................................  49,929   30,458   15,563
Cost of revenues
  Cost of license revenues..........................     346      612      298
  Cost of subscription and maintenance revenues.....   2,676    1,206    1,142
  Cost of service and other revenues................   5,027    2,689    1,291
                                                     -------  -------  -------
    Total cost of revenues..........................   8,049    4,507    2,731
                                                     -------  -------  -------
Gross profit........................................  41,880   25,951   12,832
                                                     -------  -------  -------
Operating expenses:
  Research and development..........................  11,213    8,762    6,031
  Sales and marketing...............................  26,730   13,540    7,128
  General and administrative........................   5,304    4,030    2,253
  Merger costs......................................   4,312      --       --
                                                     -------  -------  -------
Total operating expenses............................  47,559   26,332   15,412
                                                     -------  -------  -------
Operating loss......................................  (5,679)    (381)  (2,580)
Interest and other income...........................   3,066    1,805      268
Interest and other expense..........................    (665)    (209)     (83)
                                                     -------  -------  -------
Income (loss) before income taxes...................  (3,278)   1,215   (2,395)
Provision for income taxes..........................   1,593      330      150
                                                     -------  -------  -------
Net income (loss)................................... $(4,871) $   885  $(2,545)
                                                     =======  =======  =======
Net income (loss) per share-basic (1)............... $ (0.35) $  0.07  $ (0.28)
                                                     =======  =======  =======
Net income (loss) per share-diluted (1)............. $ (0.35) $  0.06  $ (0.28)
                                                     =======  =======  =======
Number of shares used in computing per share
 amounts-basic (1)..................................  13,817   12,005    9,025
Number of shares used in computing per share
 amounts-diluted (1)................................  13,817   13,755    9,025

--------
(1) Net income (loss) per share for 1995 and 1996 are pro forma computations.

                            See accompanying notes.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                           CONVERTIBLE                       NOTES
                         PREFERRED STOCK    COMMON STOCK   RECEIVABLE               ACCUMULATED                 TOTAL
                         ----------------  --------------     FROM       DEFERRED   TRANSLATION ACCUMULATED STOCKHOLDERS'
                         SHARES   AMOUNT   SHARES AMOUNT  STOCKHOLDERS COMPENSATION ADJUSTMENT    DEFICIT      EQUITY
                         -------  -------  ------ ------- ------------ ------------ ----------- ----------- -------------
Balance at December 31,
 1994...................   3,687  $ 4,916   5,314 $12,049    $(110)       $ --         $ --      $(15,524)     $ 1,331
 Issuance of common
  stock for cash net of
  issue costs of $20....     --       --      250   4,980      --           --           --           --         4,980
 Issuance of common
  stock upon exercise of
  options...............     --       --      413      79      --           --           --           --            79
 Issuance of common
  stock for note
  receivable............     --       --      300     210     (210)         --           --           --           --
 Deferred compensation
  related to grant of
  stock options.........     --       --      --      255                  (255)         --           --           --
 Foreign currency
  translation
  adjustments...........     --       --      --      --       --           --            (4)         --            (4)
 Amortization of
  deferred compensation.     --       --      --      --       --            14          --           --            14
 Net loss...............     --       --      --      --       --           --           --        (2,545)      (2,545)
                         -------  -------  ------ -------    -----        -----        -----     --------      -------
Balance at December
 31,1995................   3,687    4,916   6,277  17,573     (320)        (241)          (4)     (18,069)       3,855
 Conversion of preferred
  stock.................  (3,687)  (4,916)  3,687   4,916      --           --           --           --           --
 Issuance of common
  stock upon exercise of
  options...............     --       --      641     263      --           --           --           --           263
 Deferred compensation
  related to grant of
  stock options.........     --       --      --      441      --          (441)         --           --           --
 Amortization of
  deferred compensation.     --       --      --      --       --           138          --           --           138
 Tax benefit from stock
  options...............     --       --      --      250      --           --           --           --           250
 Issuance of common
  stock through Initial
  Public Offering net of
  issuance costs of
  $938..................     --       --    2,323  42,261      --           --           --           --        42,261
 Issuance of common
  stock for cash, net of
  issuance costs of
  $663..................     --       --      399  10,298      --           --           --           --        10,298
 Issuance of common
  stock upon exercise of
  warrants..............     --       --       95      30      --           --           --           --            30
 Option granted for
  dispute settlement....     --       --      --       90      --           --           --           --            90
 Issuance of common
  stock upon exercise of
  options from
  settlement (see note
  4)....................     --       --       75     607      --           --           --           --           607
 Foreign currency
  translation
  adjustments...........     --       --      --      --       --           --            69          --            69
 Net income.............     --       --      --      --       --           --           --           885          885
                         -------  -------  ------ -------    -----        -----        -----     --------      -------
Balance at December 31,
 1996...................     --       --   13,497  76,729     (320)        (544)          65      (17,184)      58,746
 Issuance of common
  stock upon exercise of
  options...............     --       --      673   1,027      --           --           --           --         1,027
 Issuance of common
  stock under Employee
  Purchase Plan.........     --       --      182   1,307      --           --           --           --         1,307
 Foreign currency
  translation
  adjustments...........     --       --      --      --       --           --          (367)         --          (367)
 Amortization of
  deferred compensation.     --       --      --      --       --           168          --           --           168
 Issuance of common
  stock for Redeemable
  Preferred Stock.......     --       --       42   1,986      --           --           --           --         1,986
 Issuance of common
  stock for software....     --       --       14     375      --           --           --           --           375
 Issuance of common
  stock upon exercise of
  options from
  settlement (see Note
  4)....................     --       --       25     203      --           --           --           --           203
 Net loss...............     --       --      --      --       --           --           --        (4,871)      (4,871)
                         -------  -------  ------ -------    -----        -----        -----     --------      -------
Balance at December 31,
 1997...................     --   $   --   14,433 $81,627    $(320)       $(376)       $(302)    $(22,055)     $58,574
                         =======  =======  ====== =======    =====        =====        =====     ========      =======

                             See accompanying notes

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                 (IN THOUSANDS)

                                                     YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                      1997     1996     1995
                                                     -------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)................................  $(4,871) $   885  $(2,545)
Adjustments to reconcile net income (loss) to net
 cash from operating activities:
  Depreciation and amortization....................    3,096    1,792      717
  (Gain) loss on disposals of assets...............       61       (9)       1
  Compensation related to options granted in
   settlement of dispute...........................      --        90      --
  Changes in items affecting operations:
    Accounts receivable............................   (3,873)  (4,801)  (2,912)
    Prepaid expenses and other current assets......   (1,870)    (526)    ( 24)
    Accounts payable...............................    1,058      599      976
    Other accrued liabilities......................      342      956       52
    Accrued merger costs...........................    2,883      --       --
    Income taxes payable...........................    1,563       45      --
    Accrued bonuses and commissions................    1,167      910      --
    Deferred revenue...............................    4,480    2,106    2,370
    Third-party royalties and fees.................     (384)     155      --
                                                     -------  -------  -------
Net cash provided by (used in) operating activi-
 ties..............................................    3,652    2,202   (1,365)
                                                     -------  -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment..............   (7,429)  (3,453)    (808)
  Proceeds from sales of property and equipment....       15       25        1
  Acquisition of Aspect-India......................      --       --       (90)
  Proceeds from sales of short-term investments....   56,662   30,949    5,085
  Purchases of short-term investments..............  (56,020) (70,289)  (6,307)
  Decrease (increase) in employee note receivable..      (86)     157     (170)
  Increase in other assets.........................     (548)      61     (115)
                                                     -------  -------  -------
Net cash used in investing activities..............   (7,406) (42,550)  (2,404)
                                                     -------  -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on capital lease obligations..     (553)    (705)    (413)
  Proceeds from initial public offering, net of
   offering costs..................................      --    42,261      --
  Proceeds from additional issuance of common
   stock, net of offering costs....................    2,548   11,197    5,059
                                                     -------  -------  -------
Net cash provided by financing activities..........    1,995   52,753    4,646
                                                     -------  -------  -------
Net increase (decrease) in cash and cash
 equivalents.......................................   (1,759)  12,405      877
Effect of exchange rates on cash...................     (374)      (9)      (3)
Cash and cash equivalents at the beginning of the
 period............................................   16,683    4,287    3,413
                                                     -------  -------  -------
Cash and cash equivalents at the end of the period.  $14,550  $16,683  $ 4,287
                                                     =======  =======  =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for interest.........  $    44  $   116  $    83
                                                     =======  =======  =======
  Income taxes paid................................  $   143  $    67  $    51
                                                     =======  =======  =======
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING
 ACTIVITIES
  Equipment acquired under capital lease
   obligations.....................................  $    49  $   401  $   953
                                                     =======  =======  =======
  Conversion of preferred stock to common stock....  $ 1,986  $ 4,916  $   --
                                                     =======  =======  =======
  Issuance of common stock for note receivable.....  $   --   $   --   $   210
                                                     =======  =======  =======
  Issuance of common stock for software............  $   375  $   --   $   --
                                                     =======  =======  =======
  Tax benefits from stock options..................  $   --   $   250  $   --
                                                     =======  =======  =======

                            See accompanying notes.

                           ASPECT DEVELOPMENT, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Description of Business and Principles of Consolidation

  Aspect Development, Inc. (the "Company") develops, markets and supports enterprise client/server software and reference data products that enable manufacturers to improve product development and business processes through component and supplier management. The Company sells licensed software and reference data products to customers and provides software and data services for customers both within and outside the United States.

  The consolidated financial statements comprise the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany balances and transactions. On November 25, 1997, the Company acquired CADIS, Inc. in a merger transaction accounted for as a pooling of interests (see Note 2).

 Foreign Exchange

  Assets and liabilities of the Company and its wholly-owned foreign subsidiaries are translated from the local currency to the United States dollar at year-end exchange rates. Income and expense items are translated on a quarterly basis at the average rates of exchange prevailing during the quarter. The adjustment resulting from translating the financial statements of the Company and its foreign subsidiaries is reflected as an accumulated translation adjustment in stockholders' equity. Foreign currency transaction gains and losses are included in results of operations and were immaterial for all periods presented. The Company has not entered into any material hedging contracts in the three years ended December 31, 1997.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

 Revenue Recognition

  Licenses are comprised of perpetual license fees, which are recognized as revenue after execution of a license agreement or receipt of a definitive purchase order, and shipment of the product if no significant vendor obligations remain and collection of the resulting receivables is deemed probable. Where delivery involves significant installation obligations at multiple sites, revenues are recognized on a per-site basis upon completion of installation. Product returns and allowances (which were not significant through December 31, 1997) are estimated and provided for at the time of sale.

  Revenue from subscription and maintenance agreements is deferred and recognized on a straight-line basis over the life of the related agreement, which is typically one year.

  Service and other revenues are comprised of service, consulting and development fees. Service revenues from training and consulting are recognized upon completion of the work to be performed. Development fees are recognized as revenue in accordance with the terms of the agreements, generally when related costs have been incurred. Generally, the Company retains complete ownership of technology developed under these agreements. The related costs are charged as incurred. Under these development agreements, costs totaled approximately $167,000 for fiscal year 1995 and none for fiscal years 1996 and 1997.

                           ASPECT DEVELOPMENT, INC.

 Per Share Amounts

  Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." As required by SFAS No. 128, all prior periods presented have been restated.

  Under the new requirements for calculating EPS, the dilutive effect of stock options and convertible securities is excluded from a new EPS measure, basic EPS. Except as noted below, diluted EPS is computed using the weighted average number of common shares outstanding after the issuance of common stock upon exercise of stock options (using the treasury stock method) and the issuance of common stock upon the conversion of convertible preferred stock (using the as-if-converted method) when their effect is dilutive.

  Basic and diluted EPS for 1996 and 1995 have been retroactively restated to apply the requirements of Staff Accounting Bulletin No. 98 issued by the SEC in February 1998 ("SAB 98"). Under SAB 98, certain shares of common stock and options and warrants to purchase shares of common stock issued at prices substantially below the per share price of shares sold in the Company's initial public offering that were previously included in the computation of shares outstanding pursuant to the Staff Accounting Bulletin Nos. 55, 64, and 83 are now excluded from the computation.

                STATEMENT OF COMPUTATION OF EARNINGS PER SHARE
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        YEARS ENDED DECEMBER
                                                                31,
                                                       -----------------------
                                                        1997     1996   1995
                                                       -------  ------ -------
Basic:
Weighted average common stock outstanding.............  13,817  10,530   5,338
Convertible preferred stock...........................     --    1,475   3,687
                                                       -------  ------ -------
Total weighted average common and common equivalent
 shares outstanding...................................  13,817  12,005   9,025
Net income (loss)..................................... $(4,871) $  885 $(2,545)
Net income (loss) per share (1)....................... $ (0.35) $ 0.07 $ (0.28)
Diluted:
Weighted average Common stock outstanding.............  13,817  10,530   5,338
Common stock equivalents (treasury stock method)......     --    1,750      --
Convertible preferred stock...........................     --    1,475   3,687
                                                       -------  ------ -------
Total weighted average common and common equivalent
 shares outstanding...................................  13,817  13,755   9,025
Net income (loss)..................................... $(4,871) $  885 $(2,545)
Net income (loss) per share (1)....................... $ (0.35) $ 0.06 $ (0.28)

--------
(1) Net income (loss) per share for 1995 and 1996 are pro forma computations.

 Concentration of Credit Risk and Significant Customers

  Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash investments and trade receivables. The Company has a cash investment policy that limits

                           ASPECT DEVELOPMENT, INC.

investments to investment grade securities. The Company's revenues consist primarily of license and subscription fees for its applications software and reference data products from large manufacturers in the United States, Europe and Asia. The Company has historically sold primarily to large financially stable institutions and has not obtained collateral. The Company has not incurred significant credit losses during any of the periods presented. Increases in the Company's allowance for bad debts (expense) in 1997, 1996 and 1995 were approximately $52,000, $281,000 and $70,000, respectively. Outstanding customer receivables written off and deducted from the allowance account in each of those years were approximately $7,000, $112,000 and $11,000, respectively.

  During the year ended December 31, 1997 one customer accounted for 11% of revenues. No other customer in any of the three years ended December 31, 1997 accounted for more than 10% of revenues.

 Product Concentration

  The Company currently derives substantially all of its revenues from the licensing of its Explore client/server software, the VIP family of reference databases, the Krakatoa Web Catalog Publisher, and fees from related services. These products and services are expected to continue to account for substantially all of the Company's revenues for the foreseeable future. While the Company believes that to date its customers have not experienced significant problems with such products, if the Company's customers were to do so in the future or if they were dissatisfied with product functionality or performance, the Company's business, financial condition or results of operations could be materially adversely affected.

 Cash, Cash Equivalents and Short-Term Investments

  The Company considers all highly liquid investments with minimum yield risks and maturities of less than 90 days at time of purchase to be cash equivalents.

  The Company's investment policy is to protect the value of its investment portfolio and to minimize principal risk by earning returns based on current interest rates.

  At December 31, 1997, all of the Company's cash equivalents and short term investments were designated as "available-for-sale" and, in accordance with FAS 115, are presented at fair value in the financial statements. As of December 31, 1997, the carrying value of the Company's short-term investments approximated the current fair value. Therefore no adjustment has been recorded as a separate component of equity as of December 31, 1997. Realized gains and losses to date have not been material. The cost of securities sold is based on specific identification.

  At December 31, 1997 and 1996, the Company's debt securities consisted of $8.4 million and $10.7 million of US Government Agency obligations and $36.2 million and $32.9 million of domestic corporation debt issues, all of which mature within one year. At December 31, 1997 and 1996, $4.1 million and $5.4 million, respectively, of debt securities were included in cash equivalents.

  At December 31, 1997, no debt securities held by the Company were classified as "held-to-maturity". At December 31, 1996, $8.5 million of U.S. Government Agency obligations were classified as "held-to-maturity" and presented at their amortized cost. At December 31, 1996, $5.5 million of "held-to-maturity" debt securities were included in cash equivalents. All of the Company's short-term investments mature within twelve months.

 Property and Equipment

  Office and computer equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the respective assets (generally two to five years). Equipment under capital lease

                           ASPECT DEVELOPMENT, INC.

obligations is recorded at cost and amortized on a straight-line basis over the shorter of its estimated life or the term of the lease (generally three years). Accumulated depreciation of assets under capital leases was approximately, $1.8 million and $1.3 million at December 31, 1997 and 1996, respectively. Property and equipment consists of the following (in thousands):

                                                                DECEMBER 31,
                                                               ----------------
                                                                1997     1996
                                                               -------  -------
   Office and computer equipment.............................. $12,152  $ 5,140
   Computer equipment under capital lease obligations.........   2,295    2,295
                                                               -------  -------
                                                                14,447    7,435
   Accumulated depreciation and amortization..................  (5,676)  (3,134)
                                                               -------  -------
   Property and equipment, net................................ $ 8,771  $ 4,301
                                                               =======  =======

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

 Research and Development

  Research and development expenditures are generally charged to operations as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. Through December 31, 1997, all research and development costs have been expensed.

 Reclassification

  The Company has reclassified certain prior year balances to conform with current year's presentation.

 Recent Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements and is required to be adopted by the Company beginning in fiscal 1998. Additionally, the Fiancial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information in annual statements and interim financial reports regarding operating segments, products and services, geographic areas and major customers. SFAS No. 131 will be effective for the Company for fiscal 1998 and will apply to both annual and interim financial reporting. The Company is evaluating the potential impact of these accounting pronouncements on required disclosures, but believes that SFAS No. 130 and SFAS No. 131 will not have a material impact on the financial condition or results of operations of the Company.

  In October 1997, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which provides guidance on applying generally accepted accounting

                           ASPECT DEVELOPMENT, INC.

principles in recognizing revenue on software transactions and is effective for the Company's transactions entered into subsequent to December 31, 1997. Based upon the Company's reading and interpretation of SOP 97-2, the Company does not believe that the implementation of the statement will have a material adverse effect on expected revenues or earnings. However, detailed implementation guidelines for this standard have not yet been issued. Once issued, such detailed guidance could lead to unanticipated changes in the Company's reported revenues and earnings. In the event implementation guidance is contrary to the Company's revenue accounting practices, the Company believes it can change its current business practices to comply with this guidance and avoid any material adverse effect on reported revenues and earnings. However, there can be no assurance this will be the case.

2. BUSINESS COMBINATION

  On November 25, 1997, the Company acquired all of the outstanding shares of CADIS, Inc. ("CADIS"), a privately held Delaware corporation which develops, markets, and supports component and supplier management software, by issuing approximately 1,411,000 shares of the Company's common stock. The acquisition was accounted for as a pooling-of-interests and the accompanying consolidated financial statements of Aspect for prior periods have been restated to include the operating results of CADIS. In connection with the transaction, the Company incurred approximately $4.3 million in merger related expenses, including $0.9 million in consulting fees to financial advisors, $0.7 million for legal and other professional fees, $0.7 million for personnel severance and outplacement expenses and $0.6 million for facilities consolidation expense. Of the merger expenses, a total of approximately $2.9 million was accrued at December 31, 1997.

  There were no materially significant intercompany transactions between the the Company and CADIS prior to the merger and there were no significant accounting reclassifications required to conform the financial reporting of the two companies.

  The following information shows revenue and net income of the separate companies during the periods preceding the combination (in thousands):

                                            UNAUDITED
                                           TEN MONTHS
                                              ENDED     YEAR ENDED   YEAR ENDED
                                           OCTOBER 31, DECEMBER 31, DECEMBER 31,
                                              1997         1996         1995
                                           ----------- ------------ ------------
Revenue:
  Aspect..................................   $36,170     $24,235      $13,693
  CADIS...................................     4,564       6,223        1,870
                                             -------     -------      -------
                                             $40,734     $30,458      $15,563
                                             =======     =======      =======
Net income (loss):
  Aspect..................................   $ 6,614     $ 3,009      $   681
  CADIS...................................    (6,725)     (2,124)      (3,226)
                                             -------     -------      -------
                                             $  (111)    $   885      $(2,545)
                                             =======     =======      =======

3. LEASE OBLIGATIONS

  The Company leases eight office facilities under noncancelable operating leases which expire at various dates through September 2004. The Company also rents certain property and equipment under operating leases. Rental expense for all operating leases was $2,377,942, $933,193 and $727,499 for 1997, 1996 and 1995, respectively. See Note 10.

                           ASPECT DEVELOPMENT, INC.

  Future minimum lease payments under operating and capital lease obligations which have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1997 are as follows (in thousands):

                                                               OPERATING CAPITAL
                                                                LEASES   LEASES
                                                               --------- -------
Year ending December 31,
  1998........................................................  $ 1,859   $361
  1999........................................................    1,565     11
  2000........................................................    1,519    --
  2001........................................................    1,288    --
  2002........................................................      948    --
Thereafter....................................................    3,496    --
                                                                -------   ----
Total minimum lease payments..................................  $10,675    372
                                                                =======
Less amount representing interest.............................              15
                                                                          ----
Present value of net minimum lease payments...................             357
Less current portion..........................................             346
                                                                          ----
Non-current portion...........................................            $ 11
                                                                          ====

4. STOCKHOLDERS' EQUITY

  CADIS was authorized to issue a total of 1,985,705 shares of Junior Mandatorily Redeemable Preferred stock ("Junior Preferred"), all of which had been issued as of December 31, 1996. The holders of Junior Preferred were entitled to liquidation preferences of $1.00 per share and were not entitled to dividends. The Junior Preferred was mandatorily redeemable at $1.00 per share on each of July 31, 2000, 2001, and 2002. All of the outstanding Junior Preferred was converted to common stock of the Company at the time of the acquisition of CADIS.

CONVERTIBLE PREFERRED STOCK

  Each aggregate share of Series A, B and C preferred stock outstanding was automatically converted into one share of common stock upon the initial public offering of the Company's common stock on May 24, 1996 (a total of 3,687,117 shares). In 1996, the Company's Certificate of Incorporation was amended to authorize the issuance of 2,000,000 shares of undesignated preferred stock and 20,000,000 shares of common stock. The Board did not authorize any additional shares in 1997.

COMMON STOCK SUBJECT TO REPURCHASE

  The Company has previously issued shares of common stock which are subject to the Company's right to repurchase at the original issuance price upon the occurrence of certain events, as defined in the agreement relating to the sales of such stock. At December 31, 1996 and December 31, 1997, approximately 351,042 and 138,542 shares, respectively, were subject to repurchase. In the event that a stockholder negotiates to sell all or part of the stock to a third party, the Company has a right of first refusal to repurchase that stock at the negotiated price.

                           ASPECT DEVELOPMENT, INC.

STOCK OPTIONS

  Amended and Restated 1992 Stock Option Plan. In 1996, the Company adopted its Amended and Restated 1992 Stock Option Plan (the "Plan"), which authorizes the board of directors to grant incentive stock options or nonqualified stock options to purchase up to 3,930,000 shares of common stock to employees, officers, directors and consultants of the Company. The Plan allows for the grant of incentive stock options to employees and the grant of nonstatutory stock options to eligible participants.

  The option price shall be at least 100% and 85% of the fair value on the date of the grant for incentive stock options and nonqualified stock options, respectively, except for options granted to a person owning greater than 10% of the total voting power of the Company, for which the exercise price of the options must not be less than 110% of the fair market value at the time of grant. Options generally become exercisable upon grant subject to repurchase rights in favor of the Company until vested. At December 31, 1996 and December 31, 1997, a total of 47,872 and 11,470 shares of common stock, respectively, previously exercised under the plan were subject to repurchase. Shares generally vest over a period of four years, with 1/8 of the shares subject to option vesting at the end of the six months after commencement of employment, and the remainder vesting ratably over the next 42 months. Options may be granted with different vesting terms. Options are exercisable for a term of ten years after the date of grant except those options granted to a person owning greater than 10% of the total vesting power of stock of the Company, which are exercisable for a term of five years after the date of grant. The options are not transferrable.

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

  On November 25, 1997, in connection with the merger of the Company and CADIS described in Note 2, the Company substituted options covering 117,842 shares of common stock for options granted under the CADIS option plan and assumed the rights and obligations of CADIS with respect to the outstanding options. The options are generally exercisable only when vested, and have similar vesting terms as options granted under the Aspect Plan.

  1996 Outside Directors Stock Option Plan. In 1996, the Company adopted its 1996 Outside Directors Stock Option Plan (the "Directors Plan") and reserved for issuance a total of 100,000 shares of common stock. The Directors Plan provides for the automatic grant of nonstatutory stock options to directors of the Company who are not employees of the Company or any parent or subsidiary corporation of the Company ("Outside Directors"). Under the Directors Plan, each Outside Director who had not previously been granted an option under a stock option plan of the Company was granted automatically on the effective date of the IPO an option to purchase 5,000 shares of common stock. Each new Outside Director elected after the date of the IPO is granted automatically on the date of election an option to purchase 15,000 shares of common stock. Such options will become vested in three annual installments on the anniversary of the date of grant. In addition, each Outside Director previously granted an option under the Directors Plan is granted automatically on the date of each annual meeting of the stockholders after 1996 an option to purchase 5,000 shares of common stock. Each such subsequent option will become vested in full on the third anniversary of the date of grant. The exercise price of each option granted under the Directors Plan is equal to the fair market value of the common stock on the date of grant, and the term of each option is ten years. Options granted under the Directors plan are nontransferable.

  1997 Nonstatutory Stock Option Plan. In 1997, the Company adopted its 1997 Nonstatutory Stock Option Plan (the "1997 Plan"), which authorizes the board of directors to grant nonqualified stock options to purchase

                           ASPECT DEVELOPMENT, INC.

up to 1,200,000 shares of common stock to eligible participants. The option exercise price shall be at least 85% of the fair market value of the Company's common stock on the date of grant of the option. The options are not transferable. The shares issued under the 1997 Plan are subject to the Company's right to repurchase all shares not vested to the employee under the 1997 Plan at the participant's original cost. Shares vest ratably over a 48-month period.

  Information with respect to activity under the plans is as follows (in thousands except per share and exercise price amounts):

                                                 OUTSTANDING OPTIONS    WEIGHTED
                                      OPTIONS  ------------------------ AVERAGE
                                     AVAILABLE NUMBER OF     PRICE      EXERCISE
                                     FOR GRANT  SHARES     PER SHARE     PRICE
                                     --------- --------- -------------- --------
Balance at December 31, 1994........     555     1,913   $0.05 - $ 3.68  $ 0.25
  Options Granted...................    (584)      584   $0.70 - $ 3.68  $ 0.86
  Exercised.........................     --       (412)  $0.05 - $ 1.84  $ 0.19
  Canceled..........................     178      (178)  $0.05 - $ 1.84  $ 0.27
                                      ------     -----   --------------  ------
Balance at December 31, 1995........     149     1,907   $0.05 - $ 3.68  $ 0.45
  Additional Shares Authorized......   1,700       --               --      --
  Options Granted...................  (1,055)    1,055   $0.70 - $26.75  $10.57
  Exercised.........................     --       (639)  $0.05 - $ 8.10  $ 0.41
  Canceled..........................     108      (108)  $0.20 - $ 8.10  $ 1.48
                                      ------     -----   --------------  ------
Balance at December 31, 1996........     902     2,215   $0.05 - $26.75  $ 5.23
  Additional Shares Authorized......   1,200       --               --      --
  Options Granted...................  (1,671)    1,671   $3.00 - $44.82  $28.77
  Exercised.........................     --       (693)  $0.05 - $33.75  $ 1.75
  Canceled..........................     172      (172)  $0.20 - $43.34  $19.07
                                      ------     -----   --------------  ------
Balance at December 31, 1997........     603     3,021   $0.05 - $44.82  $18.35
                                      ======     =====   ==============  ======

  At December 31, 1997, options to purchase 2,966,728 shares were exercisable (2,172,218 shares at December 31, 1996).

  The Company has recorded, for financial statement purposes, deferred compensation expense of $0.7 million for the difference between the exercise price and the deemed fair value of the common stock with respect to certain options granted in 1995 and 1996. This amount is being amortized over the vesting period of the individual options, generally four years. Compensation expense recognized in fiscal 1997, 1996 and 1995 total approximately $168,000, $138,000 and $14,000, respectively. At December 31, 1997, deferred compensation totaled $376,000.

  1996 Employee Stock Purchase Plan. In 1996, the Company adopted its 1996 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 600,000 shares of common stock have been reserved for issuance under the Purchase Plan and 181,448 have been issued as of December 31, 1997. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during concurrent 24-month offering periods. Each offering period is divided into four consecutive six-month purchase periods. The price at which stock is sold under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first day of the offering period or the last day of the purchase period, whichever is lower. The initial offering period commenced approximately two weeks prior to the effective date of the IPO.

                           ASPECT DEVELOPMENT, INC.

STOCK WARRANTS

  In 1992, warrants to purchase 55,970 shares of Series A Preferred Stock at an exercise price of $0.67, were issued in connection with equipment lease arrangements. In 1993, warrants to purchase an additional 8,333 shares of Series A Preferred Stock at an exercise price of $1.50 and 29,412 shares of Series C Preferred Stock at an exercise price of $1.85 were issued in connection with an extension of the equipment lease arrangements. In 1995, warrants to purchase an additional 14,286 shares of Series C Preferred Stock at an exercise price of $3.50 per share were issued in connection with the further extension of the lease line. All outstanding warrants were exercised in May 1996 in connection with the Company's IPO. As of December 31, 1997, there were no outstanding warrants.

OPTION ISSUED AS SETTLEMENT

  During 1996, the board of directors approved the issuance of an option to a third party to purchase up to 100,000 shares of common stock at a price of $8.10 per share to obtain the release of all claims arising from a dispute with such party. The Company recorded an expense of $90,000 in connection with this grant. A total of 75,000 of these options were exercised in 1996 for proceeds of $607,000 and the remaining 25,000 options were exercised in January 1997 for proceeds of $203,000.

STOCK COMPENSATION

  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of FAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model for 1996 and 1997, with the following weighted-average assumptions for 1996 and 1997, respectively: risk-free interest rates of 5.64% and 6.00%; a dividend yield of 0.0%; volatility factors of the expected market price of the Company's common stock of .75 and .70; and a weighted-average expected life of the option of 2.0 and 2.5 years beyond each respective vesting period. The weighted average fair value of options granted during 1996 and 1997 was $4.56 and $13.97, respectively.

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

                           ASPECT DEVELOPMENT, INC.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                         1997    1996   1995
                                                       --------  ----- -------
Pro forma net income (loss)........................... $(13,157) $ 222 $(2,588)
Pro forma earnings (loss) per share (basic)........... $  (0.95) $0.02 $ (0.29)

  Because FAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1998.

  The following table summarizes information regarding stock options outstanding at December 31, 1997.

                         OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                 ----------------------------------- --------------------
                                 WEIGHTED
                     SHARES       AVERAGE   WEIGHTED             WEIGHTED
                 OUTSTANDING AT  REMAINING  AVERAGE              AVERAGE
   RANGE OF       DECEMBER 31,  CONTRACTUAL EXERCISE   NUMBER    EXERCISE
EXERCISE PRICES       1997         LIFE      PRICE   EXERCISABLE  PRICE
---------------  -------------- ----------- -------- ----------- --------
$ 0.05-$0.70         631,542       6.96      $ 0.52     631,542   $ 0.52
  1.23-7.30          505,766       8.16        6.31     476,304     6.40
  7.60-21.30         357,837       8.99       16.65     332,619    17.22
 21.75-21.75         605,941       9.63       21.75     605,941    21.75
 22.38-33.13         734,722       9.57       33.99     734,722    33.99
$40.00-$44.81        185,600       9.84       42.12     185,600    42.12
                   ---------       ----      ------   ---------   ------
                   3,021,408       8.75      $18.35   2,966,728   $18.56
                   =========       ====      ======   =========   ======

5. NOTES RECEIVABLE FROM STOCKHOLDERS

  In 1994, the Company issued 550,000 shares of common stock to an officer at a purchase price of $0.20 per share in exchange for a full-recourse promissory note bearing interest at 6.31% per year. Interest is payable annually, and the principal is due in 2003.

  In 1995, the Company issued 300,000 shares of common stock to an officer, at a purchase price of $0.70 per share in exchange for a full-recourse promissory note bearing interest at 6.31% per year. Interest is payable annually, and the principal is due in 2004.

6. INCOME TAXES

  The provision for taxes consists of the following (in thousands):

                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                              ------------------
                                                               1997  1996   1995
                                                              ------ -----  ----
   Current:
     Federal................................................. $1,027 $ 353  $ 36
     State...................................................    466    53     1
     Foreign.................................................    100    33   113
                                                              ------ -----  ----
                                                               1,593   439   150
   Deferred:
     Federal.................................................    --   (109)  --
                                                              ------ -----  ----
                                                              $1,593 $3330  $150
                                                              ====== =====  ====

                           ASPECT DEVELOPMENT, INC.

  The Company's effective income tax provision differs from the Federal statutory rate of 34% due to the following (in thousands):

                                                   YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1997      1996     1995
                                                   ---------  -------- --------
Expected tax provision (benefit) at federal
 statutory rate................................... $  (1,114) $   413  $  (814)
State taxes (net of federal benefit)..............       308       35       51
Net operating losses not currently usable.........     2,598      722    1,097
Non-deductible acquisition costs..................       519      --       --
Foreign taxes.....................................       100      --       113
Research credits..................................      (350)     --      (278)
Foreign tax credits...............................       --       --      (158)
Other.............................................       239       49      139
Prior year net operating losses not benefitted....      (707)    (889)     --
                                                   ---------  -------  -------
Provision for income taxes........................     1,593  $   330  $   150
                                                   =========  =======  =======
Effective tax rate................................      N.M.    27.16%    N.M.

  As of December 31, 1997, the Company had federal net operating loss carryforwards of approximately $37.0 million, of which approximately $23.7 million relate to CADIS preacquistion net operating losses. The Company also had federal research and development tax credit carryforwards of approximately $1.7 million. The federal net operating loss and credit carryforwards will expire between 2007 and 2012 if not utilized.

  Due to a change in ownership in 1991, the utilization of approximately $10.0 million of CADIS net operating loss carryforwards incurred prior to that date are limited in accordance with the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. In addition, due to the change in ownership which resulted from Aspect Development, Inc.'s acquisition of CADIS, there is an overall annual limitation of approximately $3.1 million with respect to the entire $23.7 million of CADIS's preacquisition net operating losses.

  The Company's net operating losses and credits may also be subject to an annual limitation due to the ownership change provisions should the Company itself experience an ownership change.

  Significant components of the Company's deferred tax assets are as follows:

                                                            DECEMBER 31,
                                                        -----------------------
                                                         1997     1996    1995
                                                        -------  ------  ------
Deferred tax assets:
  Net operating loss carryforwards..................... $13,000  $7,000  $5,300
  Research credit carryforwards........................   1,700   1,100     800
  Foreign tax credits..................................     400     300     300
  Other timing differences.............................   2,000     800     500
                                                        -------  ------  ------
Total deferred tax assets..............................  17,100   9,200   6,900
Valuation allowance.................................... (17,100) (9,200) (6,900)
                                                        -------  ------  ------
Net deferred tax assets................................ $   --   $  --   $  --
                                                        =======  ======  ======

                           ASPECT DEVELOPMENT, INC.

  The valuation allowance increased by $1.1 million during the year ended December 31, 1995. Approximately $8.7 million of the valuation allowance relates to net operating losses and other tax attributes acquired in the CADIS acquisition (see Note 2) which have not been benefited. Approximately $7.7 million of the valuation relates to benefits of stock option deductions which, if recognized, will be allocated directly to shareholder's equity.

7. JOINT VENTURE

  The Company entered into a Limited Liability Company ("LLC") Agreement with CMP Media Inc. ("CMP") dated April 4, 1997. The LLC was established to provide news, promotional materials, literature, product data, reference material, application information tutorials, seminars, product and software demonstrations and other services through the Internet and corporate intranets to the electronic engineering community in North America. Currently, the ownership of the LLC is shared equally between the Company and CMP, each contributing $1.0 million to establish the LLC. In fiscal 1997, the Company's share of losses in the joint venture amounted to $0.6 million. This amount was charged to Interest and other expense.

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

  The Company's foreign operations consist of sales, marketing, and support activities in subsidiaries and distributors throughout the world and development and support activities in India. The Company's export sales were as follows (in thousands):

                                                           YEAR ENDED DECEMBER
                                                                   31,
                                                           --------------------
                                                            1997   1996   1995
                                                           ------ ------ ------
Net Revenues from unaffiliated customers:
  Europe.................................................. $  976 $2,398 $2,189
  Asia....................................................  1,046    229    748
                                                           ------ ------ ------
    Total export sales.................................... $2,022 $2,627 $2,937
                                                           ====== ====== ======

                           ASPECT DEVELOPMENT, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

  Operating income generated by the Company and their corresponding identifiable assets classified by major geographic area were as follows (in thousands):

                                                     YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                      1997     1996     1995
                                                     -------  -------  -------
Net Revenues from unaffiliated customers:
North America....................................... $41,431  $24,282  $12,626
Europe..............................................   7,452    5,947    2,189
Other international operations......................   1,046      229      748
                                                     -------  -------  -------
    Total net revenues.............................. $49,929  $30,458  $15,563
                                                     =======  =======  =======
Income (loss) from operations:
North America....................................... $(9,328) $(4,520) $(4,811)
Europe..............................................   3,520    4,789    1,823
Other international operations......................     129     (650)     408
                                                     -------  -------  -------
Loss from operations ............................... $(5,679) $  (381) $(2,580)
                                                     =======  =======  =======
Identifiable assets:
North America....................................... $74,144  $68,896  $13,396
Europe..............................................   5,340    3,425      587
Other international operations......................   2,236      952      176
                                                     -------  -------  -------
    Total identifiable assets....................... $81,720  $73,273  $14,159
                                                     =======  =======  =======

9. 401(K) PLAN

  Under the Company's 401(k) Plan, an employee may defer and invest up to 20% of his or her compensation, subject to an annual limitation. As of December 31, 1997, the Company had not elected to make any matching contributions under the Plan.

10. EVENTS SUBSEQUENT TO DATE OF AUDITORS' REPORT

  In early 1998, the Company signed three new leases commencing between February and April 1998, for new office facilities. Future minimum lease payments under the lease are as follows (in thousands):

                                                                       OPERATING
                                                                         LEASE
                                                                       ---------
   Year ending December 31,
     1998.............................................................  $  400
     1999.............................................................     460
     2000.............................................................     464
     2001.............................................................     290
     2002.............................................................      41
                                                                        ------
   Total minimum lease payments.......................................  $1,655
                                                                        ======

  Additionally, in February 1998, the Company executed a three-year sublease agreement which commences in April 1998. Under this agreement, the Company will receive annual rental income of approximately $0.5 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                   PART III

  Certain information required by Part III is incorporated by reference to the Company's definitive proxy statement to be filed in connection with its 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement"), which the Company intends to file not later than 120 days after the end of the fiscal year covered by this report.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

DIRECTORS AND EXECUTIVE OFFICERS

  The directors and executive officers of the Company who are elected by and serve at the discretion of the Board of Directors, and their ages as of December 31, 1997, are as follows:

              NAME              AGE                  POSITION
              ----              --- ------------------------------------------
 Dr. Romesh Wadhwani...........  50 Chairman of the Board and Chief Executive
                                    Officer
 Joseph A. Prang...............  42 President, Chief Operating Officer and
                                    Director
 David S. Dury.................  49 Vice President and Chief Financial Officer
 James C. Althoff..............  44 Executive Vice President and Chief
                                    Technical Officer
 Philip G. Nutburn.............  48 Vice President, European Operations
 David Horne...................  45 Vice President, Marketing
 Craig Palmer..................  37 Vice President, Strategic Sourcing Group
 Kenneth B. Belanger...........  42 Vice President, Content Business
                                    Development
 William Zierolf...............  39 Vice President and General Manager,
                                    Knowledge Services
 Patrick Quirk.................  41 Vice President, Americas and Asia/Pacific
                                    Sales
 Steven Goldby.................  57 Director
 Dennis G. Sisco...............  51 Director
 Mark A. Stevens...............  38 Director

  Dr. Wadhwani founded the Company in 1990 and has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since January 1991. From January 1982 to March 1989, Dr. Wadhwani served as Chief Executive Officer of Cimflex Teknowledge, Corp. ("Cimflex"), a provider of factory automation products and systems. Dr. Wadhwani continued to serve as Chairman of the Board of Cimflex until July 1990. From 1973 to 1981, Dr. Wadhwani was Chief Executive Officer of Compuguard Corporation, a provider of building automation systems. Dr. Wadhwani received his M.S. and Ph.D. in Electrical Engineering from Carnegie-Mellon University.

  Mr. Prang joined the Company as President and Chief Operating Officer in May 1994. Mr. Prang has also served as a Director of the Company since October 1995. Prior to joining the Company from January 1986 to May 1994, he served in numerous capacities at Cadence Design Systems, Inc. ("Cadence"), an electronic design automation software developer, including Vice President of Marketing, Vice President and General Manager of System Design Division and President of Systems Division. From June 1979 to January 1986, Mr. Prang served as Vice President of GenRad, Inc. ("GenRad"), a company specializing in simulation and test systems. Mr. Prang holds a B.S. in engineering technology and an M.S.M. from Purdue University. Mr. Prang is also a director of EPIC Design Technology, Inc., an electronic design automation software developer.

  Mr. Dury joined the Company in April 1996 as Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Dury served as Chief Financial Officer of NetFrame Systems, Inc., a network server manufacturer, beginning in March 1992. From August 1991 to February 1992, he served as Senior Vice President and Chief Financial Officer of Maxtor Corporation, a disk drive manufacturer. From December 1989 to August 1991, he served as Executive Vice President and Chief Financial Officer of Boole & Babbage, a software developer. Previously, Mr. Dury was employed by Priam Corporation from February 1983 to February 1989, serving first as Vice President and Chief Financial Officer, and then as President and Chief Operating Officer. Mr. Dury had several financial and operating management positions at Intel corporation from 1979 to 1983. Mr. Dury holds a B.A. in psychology from Duke University and an M.B.A. from Cornell University.

  Mr. Althoff joined the Company as Vice President, Software Operations in December 1991 and was appointed Senior Vice President and Chief Technical Officer in January 1997. Prior to joining the Company, from October 1981 to December 1991, Mr. Althoff served as Vice President of Engineering and General Manager of the Japan Business Unit of VLSI Technology/Compass Design & Automation, as ASIC developer. Mr. Althoff holds a B.S. in mathematics from Florida State University and an M.S. in computer science from California Institute of Technology.

  Mr. Nutburn joined the Company as Director of European Operations in November 1992. In January 1997, he was appointed as Vice President, European Operations. Prior to joining the Company, Mr. Nutburn worked as a consultant to the Company beginning in July 1992. Prior to that time, he served as director of worldwide sales for the electronics design automation division of GenRad from June 1991 to June 1992. Prior to that time Mr. Nutburn held various management positions at Silicon Valley Research, Inc. (formerly, Silvar-Lisco) and a division of Schlumberger Technologies, Inc. Mr. Nutburn holds a B.S. in electrical engineering from the University of Northumberland.

  Mr. Horne joined the Company in September 1996 as Vice President of Marketing. Before joining Aspect, Mr. Horne was Vice President of Marketing for Concentra Corporation from July 1994 to September 1996. From September 1982 to June 1994 he held a variety of sales and marketing management positions at Computervision Corporation, most recently Director of Worldwide Marketing operations. Mr. Horne holds a B.S. form the University of Massachusetts and an M.B.A. from Northeastern University.

  Mr. Palmer joined the Company as Vice President of Marketing in September 1994. In September 1996 he became Vice President, Online Services. In January 1998 he became Vice President, Strategic Sourcing Group. From February 1989 to September 1994, Mr. Palmer worked at Cadence, most recently as Director of Marketing from January 1993 to August 1994. Mr. Palmer also worked at Hewlett-Packard Company from February 1982 to February 1989, where he held several marketing management positions. Mr. Palmer holds a B.S. in electrical engineering from the University of Wisconsin.

  Mr. Belanger joined the Company as Vice President, Data Operations in March 1992. Prior to joining the Company, Mr. Belanger served as Director of Development at ExpertViews, Inc., a component information systems provider, from September 1989 to October 1991. Mr. Belanger holds a B.S. in engineering technology from the University of Massachusetts.

  Mr. Zierolf joined the Company as Vice President and General Manager, Knowledge Services in March, 1997. Prior to joining the Company, from October 1994 to March 1997 Mr. Zierolf served as President, Chief Executive Officer and Director of Teltech Resource Network, Inc., an information services and software provider. From February 1982 to October 1994 he was Vice President of Venture Development for Dun and Bradstreet. Mr. Zierolf holds a B.S. Degree in Business Administration and Marketing and a B.S. Degree in Communication Arts from Wittenberg University in Springfield, OH.

  Mr. Quirk joined the Company in May 1997 as Vice President of Americas and Asia/Pacific Sales. Prior to joining the Company from July 1995 to May 1997, he served as Vice President-Worldwide Sales at Connect, Inc., an electronic commerce software company. From June 1993 to July 1995, Mr. Quirk served as Vice President-Americas at Avalon Software, Inc., an enterprise resource planning software company. From April 1989 to May 1993, he served as Group Sales Manager and National Account Manager at Oracle Corporation. From January 1983 to April 1989, Mr. Quirk held various sales management positions at Control Data Corporation. Mr. Quirk holds a B.S. in industrial engineering from the University of Wisconsin-Madison.

  Mr. Goldby was appointed to the Company's Board of Directors in March 1993. Mr. Goldby is the Chief Executive Officer of MDL Information Systems, Inc., an enterprise software company, where he has been employed since January 1982.

  Mr. Sisco was appointed to the Company's Board of Directors in September 1994. Mr. Sisco has been a Partner in Behrman Capital, a private equity investment firm, since January 1998. Mr. Sisco was an Executive Vice President at Cognizant Corporation, an information services company, from February 1995 until February 1997. Prior to that time, beginning in July 1993, Mr. Sisco was a Senior Vice President at the Dun & Bradstreet Corporation. Mr. Sisco was also the President of Cognizant Enterprises, a venture capital firm, a capacity in which he has served from December 1988 until February 1997. Mr. Sisco also serves as a director of TSI Software International, Inc., a software products firm, Oasis Healthcare Systems, a software firm specializing in clinical information systems, and Gartner Group, Inc., a market research firm.

  Mr. Stevens was appointed to the Company's Board of Directors in March 1993. Mr. Stevens has been a General Partner of Sequoia Capital, a venture capital firm, since March 1993. Prior to that time, beginning in July 1989, Mr. Stevens was an associate at Sequoia Capital. Mr. Stevens is a director of several privately held companies. Mr. Stevens holds a B.S. in electrical engineering, a B.A. in economics and an M.S. in computer engineering from the University of Southern California and an M.B.A. from the Harvard Business School.

  The information required by this item with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to information set forth in the 1998 Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION.

  Information regarding executive compensation is incorporated by reference to the information set forth in the 1998 Proxy Statement under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the 1998 Proxy Statement under the caption "Principal Stockholders and Share Ownership by Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information regarding certain relationships and related transactions is incorporated by reference to the information set forth in the 1998 Proxy Statement under the caption "Certain Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as part of this Report:

    1. Financial Statements and Financial Statement Schedules -- See Index to Consolidated Financial Statements at Item 8 on Page 33 of this Report.

    2. Exhibits. The exhibits listed on the accompanying Exhibit Index are filed as part of, or are incorporated by reference into, this report.

  (b)Reports on form 8-K during the quarter ended December 31, 1997:

      On December 10, 1997, the Company filed a Report on Form 8-K, pursuant to Item 2 thereof, reporting that it had acquired CADIS pursuant to the Agreement and Plan of Reorganization dated November 18, 1997 among the Company, CADIS and a wholly-owned subsidiary of the Company.

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                                EXHIBIT TITLE
 -------   --------------------------------------------------------------------
   3.1(1)  Restated Certificate of Incorporation.
   3.2(1)  Form of Restated Certificate of Incorporation to be filed with the
           Delaware Secretary of State following the closing of this offering.
   3.3(1)  By-Laws.
   4.1(1)  Restated Rights Agreement dated December 3, 1993.
 *10.1(1)  Amended and Restated 1992 Stock Option Plan and forms of agreements thereunder.
 *10.2(1)  1996 Employee Stock Purchase Plan.
 *10.3(1)  1996 Outside Directors Stock Option Plan and forms of agreement thereunder.
  10.4(1)  Sublease Agreement between the Company and Insignia Solutions, Inc.
           dated December 9, 1995.
  10.5(1)  Agreement of Lease between the Company and Mareld Company, Inc., dated June 2, 1994.
  10.6(1)  Agreement of Lease between Aspect Development India and M.S.
           Janardhan Corporation, dated September 18, 1995.
  10.7(1)  Agreement of Lease between Aspect-DCM Pvt. Ltd. and the co-owners of
           Leo Shopping Complex, dated February 10, 1994.
  10.8(1)  Master Lease Agreement between the Company and Comdisco, Inc., dated
           July 2, 1992.
  10.9(1)  Business Loan Agreement between the Company and Silicon Valley Bank, dated November 14, 1995.
  10.10(2) Agreement and Plan of Reorganization dated November 18, 1997 among
           Aspect Development, Inc., Hawaii Acquisition Corporation and CADIS,
           Inc.
  10.11(3) Amendment to Agreement and Plan of Reorganization dated November 21,
           1997 among Aspect Development, Inc., Hawaii Acquisition Corporation
           and CADIS, Inc.
  21.1     List of Subsidiaries. (SEE PAGE 57)
  23.1     Consent of Ernst & Young LLP, Independent Auditors. (SEE PAGE 58)
  23.2     Consent of Arthur Andersen LLP, Independent Auditors. (SEE PAGE 59)
  27.1     Financial Data Schedule.

--------
 * Consitutes a management contract or compensatory plan required to be filed pursuant to Item 13(a) of Form 10-KSB.
(1) Incorporated by reference to identically numbered exhibit to the Registrant's Registration Statement on Form SB-2 (file no. 333-3840-LA) filed on April 19, 1996
(2) Incorporated by reference to Exhibit 2.1 to Registrant's Form 8-K filed December 10, 1997
(3) Incorporated by reference to Exhibit 2.2 to Registrant's Form 8-K filed December 10, 1997

                                                                    EXHIBIT 21.1

                            ASPECT DEVELOPMENT, INC.

                         SUBSIDIARIES OF THE REGISTRANT

                                                            STATE OR COUNTRY OF
   SUBSIDIARY                                                  INCORPORATION
   ----------                                             ------------------------
   Aspect Development Europe Limited..................... United Kingdom
   Aspect Development India Private Limited.............. India
   CADIS, Inc............................................ Delaware
   Aspect Development K.K................................ Japan

                                                                   EXHIBIT 23.1

              CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

  We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 333-36117 and Form S-8 No. 333-43139) pertaining to the 1996 Employee Stock Purchase Plan, the 1997 Nonstatutory Stock Option Plan and the options granted under the CADIS, Inc. 1991 Stock Option Plan and assumed by Aspect Development, Inc. of our report dated January 26, 1998, with respect to the consolidated financial statements of Aspect Development, Inc. included in the Annual Report (Form 10-KSB) for the year ended December 31, 1997.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
March 31, 1998

                                                                   EXHIBIT 23.2

             CONSENT OF ARTHUR ANDERSEN LLP, INDEPENDENT AUDITORS

  As independent public accountants, we hereby consent to the use of our report dated January 26, 1998 included in Aspect Development, Inc.'s Form 10-KSB for the year ended December 31, 1997 which is incorporated by reference into Form S-8 (file no. 333-36117) and Form S-8 (file no. 333-43139).

                                          /s/ ARTHUR ANDERSEN LLP

Denver, Colorado
March 31, 1998

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 1998

                                          Aspect Development, Inc.

                                                    /s/ Romesh Wadhwani
                                          By___________________________________
                                              ROMESH WADHWANI CHIARMAN OF THE
                                               BOARD OF DIRECTORS AND CHIEF
                                               EXECUTIVE OFFICER (PRINCIPAL
                                                    EXECUTIVE OFFICER)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

             SIGNATURES                        TITLE                 DATE

         /s/ Romesh Wadhwani           Chairman of the          March 30, 1997
-------------------------------------   Board of Directors
           ROMESH WADHWANI              and ChiefExecutive
                                        Officer (Principal
                                        Executive Officer)

          /s/ Joseph Prang             President, Chief         March 30, 1997
-------------------------------------   Operating Officer
            JOSEPH PRANG                and Director

          /s/ David S. Dury            Vice President and       March 30, 1997
-------------------------------------   Chief Financial
            DAVID S. DURY               Officer(Principal
                                        Financial and
                                        Accounting Officer)

         /s/ Mark A. Stevens           Director                 March 30, 1997
-------------------------------------
           MARK A. STEVENS

          /s/ Dennis Sisco             Director                 March 30, 1997
-------------------------------------
            DENNIS SISCO

          /s/ Steven Goldby            Director                 March 30, 1997
-------------------------------------
            STEVEN GOLDBY