Form 10-Q
period 1998-03-31
ASPECT DEVELOPMENT INC
filed 1998-05-14
CIK 1013334

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                               Yes  X                    No
                                   ---                     ---

The number of shares outstanding of the registrant's common stock as of May 1, 1998 was 14,915,857.

                            ASPECT DEVELOPMENT, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

PART I.      FINANCIAL INFORMATION                                 PAGE

Item 1.      Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets
             as of March 31, 1998 and December 31, 1997               3

             Condensed Consolidated Statements of Operations
             for the three months ended
             March 31, 1998 and March 31, 1997                        4

             Condensed Consolidated Statements of Cash Flows
             for the three months ended
             March 31, 1998 and March 31, 1997                        5

             Notes to Condensed Consolidated Financial Statements     6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     11

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                       19

Item 2.      Exhibits and Reports on Form 8-K                        19

Signature                                                            20

PART 1.   FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           ASPECT DEVELOPMENT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT PAR VALUE PER SHARE AMOUNTS)

                                   ASSETS
                                                                                    March 31,              December 31,
                                                                                      1998                   1997 (1)
                                                                              --------------------       ---------------
                                                                                   (Unaudited)
Current assets:
     Cash and cash equivalents                                                $            5,756        $      14,550
     Short-term investments                                                               51,332               40,506
     Accounts receivable, net of allowance for doubtful
        accounts of $217 and $295, respectively                                           14,090               13,366
     Employee receivables                                                                     --                  151
     Prepaid expenses and other current assets                                             3,002                3,083
                                                                              --------------------       ---------------
        Total current assets                                                              74,180               71,656
Property and equipment, net                                                                8,888                8,771
Other assets, net                                                                          1,406                1,293
                                                                              --------------------       ---------------
        Total assets                                                          $           84,474         $     81,720
                                                                              ====================       ===============
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                         $            2,018         $      2,009
     Accrued bonuses and commissions                                                       1,893                2,077
     Accrued merger costs                                                                  1,178                2,883
     Income taxes payable                                                                  1,944                1,608
     Other accrued liabilities                                                             4,037                2,488
     Deferred revenue                                                                      9,277               11,136
     Current portion of obligations under capital leases                                     255                  346
     Third-party royalties and fees                                                          678                  588
                                                                              --------------------       ---------------
        Total current liabilities                                                         21,280               23,135
Noncurrent portion of obligations under capital
       leases                                                                                 --                   11
Stockholders' equity:
     Preferred stock, $0.001 par value per share;
        2,000 shares authorized, issuable in series,  no
        shares issued or outstanding                                                          --                   --
     Common stock, $0.001 par value per share;
        20,000 shares authorized, 14,800 and
        14,433 issued and outstanding
        at March 31, 1998 and
        December 31, 1997, respectively                                                   84,034               81,627
     Notes receivable from stockholders                                                     (320)                (320)
     Deferred compensation                                                                  (334)                (376)
     Accumulated translation adjustment                                                     (420)                (302)
     Accumulated deficit                                                                 (19,766)             (22,055)
                                                                              --------------------       ---------------
        Total stockholders' equity                                                        63,194               58,574
                                                                              --------------------       ---------------

        Total liabilities and
        stockholders' equity                                                  $           84,474         $     81,720
                                                                              ====================     =================

     (1) Derived from audited financial statements as of December 31, 1997.

     See accompanying notes to Condensed Consolidated Financial Statements.

                                            ASPECT DEVELOPMENT, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                  (UNAUDITED)

                                                                                      Three months ended
                                                                                           March 31,
                                                                           -----------------------------------------
                                                                                   1998               1997 (1)
                                                                              ------------         ------------
Revenues
     License                                                            $           10,210       $        4,032
     Subscription and maintenance                                                    4,019                2,904
     Service and other                                                               3,447                1,410
                                                                              ------------         ------------
         Total revenues                                                             17,676                8,346
Cost of revenues
     License                                                                            67                  174
     Subscription and maintenance                                                      684                  469
     Service and other                                                               1,711                  993
                                                                              ------------         ------------
         Total cost of revenues                                                      2,462                1,636
                                                                              ------------         ------------
Gross profit                                                                        15,214                6,710
Operating expenses
     Research and development                                                        3,572                2,315
     Sales and marketing                                                             7,556                5,133
     General and administrative                                                      1,651                1,025
                                                                              ------------         ------------
         Total operating expenses                                                   12,779                8,473
                                                                              ------------         ------------
Operating income (loss)                                                              2,435               (1,763)
Interest and other income, net                                                         504                  735
                                                                              ------------         ------------
Income (loss) before income taxes                                                    2,939               (1,028)
Provision for income taxes                                                             650                  455
                                                                              ------------         ------------
Net income (loss)                                                       $            2,289       $       (1,483)
                                                                              ============         ============

Net income (loss) per share-basic                                       $             0.16       $        (0.11)
                                                                              ============         ============
Net income (loss) per share-diluted                                     $             0.14       $        (0.11)
                                                                              ============         ============

Shares used in computing per share
     amounts-basic                                                                  14,557               13,397
                                                                              ============         ============
Shares used in computing per share
     amounts-diluted                                                                16,269               13,397
                                                                              ============         ============

(1) Amounts have been restated to reflect the combination of the Company with CADIS, Inc. in a pooling of interests transaction which was consummated in the fourth quarter of fiscal 1997.

     See accompanying notes to Condensed Consolidated Financial Statements.

                                                           ASPECT DEVELOPMENT, INC.
                                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                (IN THOUSANDS)
                                                                 (UNAUDITED)

                                                                                  Three months ended March 31,
                                                                                 1998                    1997 (1)
                                                                              ----------               ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                             $    2,289               $     (1,483)
Adjustments to reconcile net income (loss)  to net cash from operating activities:
     Depreciation and amortization                                                 1,090                        387
     Changes in assets and liabilities:
       Accounts receivable                                                          (724)                     1,291
       Prepaid expenses and other current assets                                      81                       (174)
       Accounts payable                                                                9                       (207)
       Accrued bonuses and commissions                                              (184)                       257
       Accrued merger costs                                                       (1,705)                        --
       Income taxes payable                                                          336                        455
       Other accrued liabilities                                                   1,549                     (1,101)
       Deferred revenue                                                           (1,859)                     2,676
       Third-party royalties and fees                                                 90                       (201)
       Other, net                                                                   (118)                      (130)
                                                                              ----------               ------------
Net cash provided by operating activities                                            854                      1,770

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                               (1,207)                    (1,286)
Purchases of short-term investments                                              (29,376)                   (18,396)
Proceeds from maturities of short-term investments                                18,550                     15,505
Decrease in employee note receivable                                                 151                         49
Increase in other assets                                                            (113)                      (737)
                                                                              ----------               ------------
Net cash used in investing activities                                            (11,995)                    (4,865)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations                                     (102)                      (141)
Proceeds from issuance of common stock                                             2,449                      1,484
                                                                              ----------               ------------
Net cash provided by financing activities                                          2,347                      1,343

Net decrease in cash and cash equivalents                                         (8,794)                    (1,752)
                                                                              ----------               ------------
Cash and cash equivalents at beginning of period                                  14,550                     16,683
                                                                              ----------               ------------
Cash and cash equivalents at end of period                                    $    5,756               $     14,931
                                                                              ==========               ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest                                      $        7               $         18
                                                                              ==========               ============

(1) Amounts have been restated to reflect the combination of the Company with CADIS, Inc. in a pooling of interests transaction which was consummated in the fourth quarter of fiscal 1997.


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

  The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as included in the Company's Form 10-KSB, for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 31, 1998. The consolidated results of operations for the period ending March 31, 1998 are not necessarily indicative of the results to be expected for any subsequent interim or annual period.

  The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in joint ventures in which the Company has a 50% ownership interest are accounted for by the equity method. Under such method, the Company's share of net earnings (or losses) is included in interest and other income, net in the consolidated statements of operations.

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

2.  Business Combination

  On November 25, 1997, the Company acquired all of the outstanding shares of CADIS, Inc. ("CADIS"), a privately held Delaware corporation which develops, markets, and supports component and supplier management software, by issuing approximately 1,411,000 shares of the Company's common stock. The acquisition was accounted for as a pooling-of-interests transaction and the accompanying consolidated financial statements have been restated for prior periods to include the operating results of CADIS. In connection with the transaction, the Company incurred approximately $4.3 million in merger related expenses in the year ended December 31, 1997, including $0.9 million in consulting fees to financial advisors, $0.7 million for legal and other professional fees, $0.7 million for personnel severance and outplacement expenses and $0.6 million for facilities consolidation expense. Of the merger expenses, a total of approximately $2.9 million was accrued at December 31, 1997. As of March 31, 1998, approximately $1.2 million of the merger costs remain unpaid and are expected to be paid prior to June 30, 1998.

  There were no materially significant intercompany transactions between the Company and CADIS prior to the merger and there were no significant accounting reclassifications required to conform the financial reporting of the two companies.

3.  Cash Equivalents and Short-Term Investments

  The Company considers all highly liquid investments purchased with a maturity of three months or less at date of acquisition to be cash equivalents. Short-term investments generally mature within two years of purchase. Gross realized and unrealized gains and losses are not material.

  The following is a summary of the estimated fair value of available-for-sale securities at March 31, 1998. The securities are carried at amortized cost which approximates fair value, and therefore, there are no unrealized gains or losses recorded to stockholders' equity.

                                                        March 31, 1998
                                                        --------------
                                                        (in thousands)

            Commercial Paper                                 $46,632
            Obligations of U.S. Government agencies            4,700
                                                            --------
                                                             $51,332
                                                              ======

4.  Revenue Recognition

     On January 1, 1998, the Company adopted Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2) which superceded Statement of Position 91-1, "Software Revenue Recognition" (SOP 91-1). Arrangements with effective dates prior to January 1, 1998 have been and will be accounted for under SOP 91-
1. Amendments after January 1, 1998 to arrangements with an original effective date prior to January 1, 1998 will be accounted for under SOP 97-2. The implementation of SOP 97-2 did not have a material adverse effect on the Company's business or revenue accounting practices or on the Company's reported revenues and earnings for the three months ended March 31, 1998.

  Licenses are comprised of perpetual license fees, which are recognized as revenue upon persuasive evidence of an arrangement, shipment of the product if no significant vendor obligations remain has occurred, the fee is fixed or determinable, and collection of the resulting receivables is deemed probable. Where delivery involves significant installation obligations at multiple sites, revenues are recognized on a per-site basis upon completion of installation. Product returns and sales allowances (which were not significant through March 31, 1998) are estimated and provided for at the time of sale.

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

  One customer accounted for 31% of revenues for the three months ended March 31, 1998, and no customer accounted for over 10% of revenues for the three months ended March 31, 1997.

5.  Comprehensive Income

     As of January 1, 1998, the Company adopted Statement No. 130, "Reporting Comprehensive Income" (SFAS 130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income.

During the three months ended March 31, 1998 and 1997, total comprehensive income (loss) amounted to $2.4 million and $(1.4) million, respectively. The components of comprehensive income, net of related tax, for the three months ended March 31, 1998 and 1997 are as follows:

                                               Three months ended March 31,
          (In thousands)                            1998      1997
                                                   -------  --------
        Net income (loss)                          $2,289   $(1,486)
        Unrealized gain (loss) on securities           --        --
        Foreign currency translation adjustment      (118)     (130)
                                                   ------   -------
        Comprehensive income (loss)                $2,171   $(1,616)
                                                   ======   =======

The components of accumulated comprehensive income (loss), net of related tax, at March 31, 1998 and December 31, 1997 are as follows:

          (In thousands)                            1998      1997
                                                   -------  --------
        Unrealized gain (loss) on securities      $   --   $    --
        Foreign currency translation adjustment      (420)     (302)
                                                    -----   -------
        Accumulated comprehensive income (loss)   $  (420) $   (302)
                                                    =====   =======

6.  Net Income Per Share

     Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." As required by SFAS No. 128, the earnings per share for the three months ended March 31, 1997 have been restated.

     Under the new requirements for calculating EPS, the dilutive effect of stock options and convertible securities is excluded from a new EPS measure, basic EPS. Diluted EPS is computed using the weighted average number of common shares outstanding after the issuance of common stock upon exercise of stock options (using the treasury stock method).

                 STATEMENT OF COMPUTATION OF EARNINGS PER SHARE
                    (in thousands, except per share amounts)


                                                                              Three months ended March 31,
                                                                                1998                1997
                                                                            -------------       -------------
Basic:
Total weighted average common and common equivalent
   shares outstanding                                                              14,557             13,397
Net income (loss)                                                         $         2,289     $       (1,483)
Net income (loss) per share                                               $          0.16     $        (0.11)

Diluted:
Weighted average Common stock outstanding                                          14,557             13,397
Common stock equivalents (treasury stock method)                                    1,712                 --
                                                                          ---------------     --------------
Total weighted average common and common equivalent
   shares outstanding                                                              16,269             13,397
Net income (loss)                                                         $         2,289     $       (1,483)
Net income (loss) per share                                               $          0.14     $        (0.11)

7.    Foreign Exchange Hedging

  The Company has established a hedging program to manage its exposure to foreign currency rate changes on customer receivables. The Company does not use derivative financial instruments for speculative or trading purposes. The Company has no hedging contracts open at March 31, 1998. If considered appropriate, the Company will enter into hedging contracts in the future.

8.  EDTN Joint Venture

  The Company entered into a joint venture agreement with CMP Media, Inc. ("CMP") dated April 4, 1997. The joint venture was established for the creation of the Electronic Design Technology Network ("EDTN"). EDTN is an Internet supersite using push technology to provide electronic designers with up-to-date information on components and suppliers, and related news, reviews, product demonstrations and company announcements. EDTN revenues are generated primarily from advertising sponsorships. The equity ownership of this joint venture is split 50% to CMP and 50% to the Company. Included within Interest and other income, net for the three months ended March 31, 1998, are charges of $159,000 representing the Company's share of losses in this joint venture.

9.  Legal Matters

     In connection with its investigation of certain potential antitrust issues arising out of the CADIS acquisition, the Federal Trade Commission (the "FTC") has issued a civil investigative demand and a subpoena requesting certain information and documentation with respect to the Company's business. Although no premerger notification was required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 for the CADIS acquisition because of the size of the parties, the FTC's demand is similar in scope to that of a request for information by the FTC that may follow such a premerger notification. While the Company intends to cooperate with the FTC's investigation, it does not believe that the CADIS acquisition was in violation of federal antitrust laws. The Company does not believe that the outcome of the FTC's investigation will have a material adverse effect on the Company's business or results of operations, although there can be no assurance of that.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors That May Affect Future Results" as well as those discussed in this section and elsewhere in this Report, and the risks discussed in the "Business Factors"
section included in the Company's Form 10-KSB, for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 31, 1998.

RESULTS OF OPERATIONS

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

REVENUES

     The Company's revenues are divided into three categories: license revenues, subscription and maintenance revenues, and service and other revenues. License revenues are comprised principally of perpetual license fees for the Company's client/server software and reference data products. Subscription and maintenance revenues are comprised principally of annual subscription and maintenance fees for the Company's products, including its Explore client/server software, its VIP family of component reference databases and the CAPS reference data product. Service and other revenues are comprised principally of fees for consulting, development and training services performed by the Company. License revenues are recognized upon persuasive evidence of an arrangement, shipment of the product if no significant vendor obligations remain has occurred, the fee is fixed or determinable, and collection of the resulting receivables is deemed probable. Product returns and sales allowances (which were not significant through March 31, 1998) are estimated and provided for at the time of sale.
When delivery involves significant obligations at multiple sites, revenues are recognized on a per-site basis upon completion of installation. Revenues from subscription and maintenance agreements are deferred and recognized on a straight-line basis over the life of the related agreement, which is typically twelve months. Service revenues from training and consulting are recognized upon completion of the work to be performed. Development revenues are recognized in accordance with the terms of the agreements, generally when related costs have been incurred. U.S. and international sales accounted for approximately 75% and 25% of the Company's total revenue for the three months ended March 31, 1998, respectively, compared to 77% and 23% for the three months ended March 31, 1997, respectively.

     License Revenue. License revenue increased from $4,032,000 for the three months ended March 31, 1997 to $10,210,000 for the three months ended March 31, 1998. This increase was due primarily to the sale to one significant customer and continuing acceptance of the Company's Explore and VIP products.

     Subscription and Maintenance Revenue. Subscription and maintenance revenue increased from $2,904,000 for the three months ended March 31, 1997 to $4,019,000 for the three months ended March 31, 1998. This increase was due primarily to renewals of subscription and maintenance agreements from the increased installed base of customers.

     Service and Other Revenue. Service and other revenue increased from $1,410,000 for the three months ended March 31, 1997 to $3,447,000 for the three months ended March 31,1998. This increase was due primarily to an increase in the number and size of consulting contracts in 1998. The Company is increasing its focus on consulting services due to its leverage in increasing future license revenues.

COST OF REVENUES

     Cost of Licenses. Cost of licenses consists primarily of license fees and royalties paid to third-party vendors, primarily Oracle, and shipping expenses. Cost of licenses decreased from $174,000 for the three months ended March 31, 1997 to $67,000 for the three months ended March 31, 1998, representing 4.3% and 0.7% of license revenues for the three months ended March 31, 1997 and 1998, respectively. This decrease in absolute dollars and as a percentage of revenues in 1998 was due primarily to an increase in the number of customers providing their own database software.

     Cost of Subscription and Maintenance Revenues. Cost of subscription and maintenance revenues consists primarily of personnel-related costs incurred in providing centralized telephone support and related technical support to customers and license fees and royalties paid to third-party vendors, primarily Information Handling Systems for the CAPS reference data product. Cost of subscription and maintenance revenues increased from $469,000 for the three months ended March 31, 1997 to $684,000 for the three months ended March 31, 1998, representing 16.2% and 17.0% of subscription and maintenance revenues for the three months ended March 31, 1997 and 1998, respectively. The increase in absolute dollars and as a percentage of related revenues in 1998 was due to an increase in the customer support infrastructure required to provide an increased level of support to customers.

     Cost of Service and Other Revenues. Cost of service and other revenues consist primarily of personnel-related costs incurred in providing consulting services, development services and training to customers. Cost of service and other revenues increased from $993,000 for the three months ended March 31, 1997 to $1,711,000 for the three months ended March 31, 1998, representing 70.4% and 49.6% of service and other revenues for the three months ended March 31, 1997 and 1998, respectively. The increase in absolute dollars is due primarily to an increase in the number and size of consulting contracts. The overall decrease in terms of percentages is due primarily to the increasing profit margin associated with each individual contract due to management's continuing effort to more efficiently manage them and an increasing percentage of the fulfillment of these contracts from the lower cost of labor in India.

OPERATING EXPENSES

     Research and Development. Research and development expenses consist primarily of engineering personnel costs. Research and development expenses increased from $2,315,000 for the three months ended March 31, 1997 to $3,572,000 for the three months ended March 31, 1998, representing 27.7% and 20.2% of total revenues for the three months ended March 31, 1997 and 1998, respectively. The decrease in research and development expenses as a percent of total revenues was due principally to the Company's growth in total revenues, partially offset by increased development staffing. The increase in research and development expenses in absolute dollars was due to this increased development staffing. The Company expects research and development expenses to increase in absolute dollars while remaining approximately level or decreasing as a percent of total revenues.

     Sales and Marketing. Sales and marketing expenses include salaries, commissions, advertising, travel, trade shows, public relations and other
selling and marketing-related expenses.   Sales and marketing expenses increased
from $5,133,000 for the three months ended March 31, 1997 to $7,556,000 for the three months ended March 31, 1998, representing 61.5% and 42.7% of total revenues for the three months ended March 31, 1997 and 1998, respectively. The increase in sales and marketing expenses in absolute dollars was primarily due to the addition of sales and marketing personnel and increased marketing activities, including trade shows and promotional expenses and substantial growth in international sales and marketing channels. The decrease in cost as a percent of total revenues was due to the Company's growth in total revenues.
The Company believes that such expenses will increase in dollar amounts and may increase as a percentage of total revenues in the future as the Company expands its sales and marketing staff and enters new markets, worldwide.

     General and Administrative. General and administrative expenses include personnel costs for administration, finance, human resources and general management, along with legal and accounting expenses and other professional services. General and administrative expenses increased from $1,025,000 for the three months ended March 31, 1997 to $1,651,000 for the three months ended March 31, 1998, representing 12.3% and 9.3% of total revenues for the three months ended March 31, 1997 and 1998, respectively. The increase in absolute dollars of general and administrative expenses was primarily the result of increased staffing and associated expenses necessary to manage and support the Company's growth. The decrease in cost as a percent of total revenues was due to the Company's growth in total revenues. The Company expects general and administrative expenses to increase in absolute dollars while remaining approximately level or decreasing as a percent of total revenues.

INTEREST AND  OTHER INCOME, NET

     Interest and other income, net represents interest income earned on the Company's cash, cash equivalents and short-term investments, the Company's share of losses of the EDTN joint venture and other items. Interest and other income, net decreased from $735,000 for the three months ended March 31, 1997 to $504,000 for the three months ended March 31, 1998, representing 8.8% and 2.9% of total revenues for the three months ended March 31, 1997 and 1998, respectively. The decrease from 1997 to 1998 was primarily due to the share in losses of the EDTN joint venture in 1998 and a decrease in net cash provided by operations offset by a higher level of investment in short-term securities.

PROVISION FOR INCOME TAXES

     The Company's provision for income taxes increased from $455,000 for the three months ended March 31, 1997 to $650,000 for the three months ended March 31, 1998. The increase in the provision in 1998 is primarily due to increased income generated by the Company and the Company's inability to fully utilize net operating loss carryforwards and credit carryforwards generated in the prior years. The Company's provision for income taxes and effective tax rate may vary in future periods based upon a variety of factors, including the geographic mix of income.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1998, the Company had approximately $57.1 million in cash, cash equivalents and short-term investments. Net cash provided by operating activities was $854,000 for the three months ended March 31, 1998, primarily due to net income of $2,289,000 and an increase in accrued liabilities of $1,549,000, offset by an increase in accounts receivable of $724,000, a decrease in deferred revenue of $1,859,000, and a decrease in accrued merger costs of $1,705,000.

     As of March 31, 1998, the Company's principal commitments consisted of obligations under operating and capital leases. As of March 31, 1998, the Company had $255,000 in outstanding borrowings under capital leases which are payable through 1999.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks. These risks should be read in conjunction with the "Business Factors" section included in the Company's Form 10-KSB, for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 31, 1998.

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

The licensing of the Company's client/server software and reference data products generally requires the Company to engage in a sales cycle lasting six to twelve months or longer, during which the Company typically provides a significant level of education to prospective customers regarding the use and benefits of the Company's products. In addition, the implementation of the Company's standard products typically involves a significant commitment of resources by its customers over an extended period of time and is commonly associated with reengineering of product development and business processes. For these reasons, sales and customer implementation cycles are subject to delays over which the Company may have little or no control. Any delay in the sale or customer implementation of a larger license or a number of smaller licenses would have a material adverse effect on the Company's business, financial condition or results of operations and cause the Company's operating results to vary significantly from quarter to quarter.

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

The Company acquired CADIS in November 1997. See Note 2 of Notes to Condensed Consolidated Financial Statements. The successful integration of CADIS will require substantial additional attention from management. The majority of the costs associated with the acquisition have already been incurred, but the anticipated benefits of the acquisition will not be achieved unless the CADIS operations are successfully combined with the Company's. The diversion of the attention of management from the day-to-day operations of the Company, or difficulties encountered in the transition and integration process, could have a material adverse effect on the business, financial condition and results of operations of the Company.

In connection with the acquisition of CADIS, the Company terminated current or potential contractual relationships between CADIS and certain customers of CADIS. Although the Company believes that this action was not in breach of contractual obligations of CADIS or any rights of other parties that may have existed at the time, there can be no assurance that any of these customers will not bring an action against CADIS or the Company claiming contract or tort damages arising out of the Company's termination of these relationships, or that, in the event any such action is brought, the Company will be successful in defending it.

In connection with its investigation of certain potential antitrust issues arising out of the CADIS acquisition, the Federal Trade Commission (the "FTC") has issued a civil investigative demand and a subpoena requesting certain information and documentation with respect to the Company's business. Although no premerger notification was required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 for the CADIS acquisition because of the size of the parties, the FTC's demand is similar in scope to that of a request for information by the FTC that may follow such a premerger notification. While the Company intends to cooperate with the FTC's investigation, it does not believe that the CADIS acquisition was in violation of federal antitrust laws. The Company does not believe that the outcome of the FTC's investigation will have a material adverse effect on the Company's business or results of operations, although there can be no assurance of that.

To implement its business plans, the Company may make further acquisitions in the future, which will require significant financial and management resources both at the time of the transaction and during the process of integrating the newly-acquired business into the Company's operations. The Company's operating results could be adversely affected if it is unable to successfully integrate such new companies into its operations. There can be no assurance that any acquired products, technologies or businesses will contribute at anticipated levels to the Company's sales or earnings, or that sales and earnings from combined businesses will not be adversely affected by the integration process. Certain acquisitions or strategic transactions may be subject to approval by the other party's board or stockholders, domestic or foreign governmental agencies or other third parties. Accordingly, there is a risk that important acquisitions or transactions could fail to be concluded as planned. Future acquisitions by the Company could also result in issuances of equity securities or the rights associated with the equity securities, which could potentially dilute earnings per share. In addition, future acquisitions could result in the incurrence of additional debt, taxes, contingent liabilities, amortization expenses related to goodwill and other intangible assets and expenses incurred to align the accounting policies and practices of the acquired companies with those of the Company. These factors could adversely affect the Company's future operating results, financial position and cash flows. As some of the Company's competitors have pursued a strategy of growth through acquisition, there is a risk that future acquisitions could be more expensive due to competition among bidders for target companies.

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

Although the Company believes that all of its products will record, store, process, calculate and present calendar dates falling on or after (and if applicable, spans of time including) January 1, 2000, and will calculate any information dependent on or relating to such dates in the same manner, and with the same functionality, data integrity and performance, as such products record, store, process, calculate and present calendar dates on or before December 31, 1999, or calculate any information dependent on or relating to such dates (collectively, "Year 2000 Compliance"), Year 2000 Compliance issues may arise with respect to customers' internal management systems or third party suppliers that may result in unforeseen costs or delays to the Company and therefore may have a material adverse effect on the Company.

The Company has operations in Bangalore, India with 259 employees as of March 31, 1998. The Company is dependent to a significant extent upon the ability of its Indian operations to successfully maintain and upgrade its reference data products. The Company believes that the success of its Indian operations will depend in large part upon its ability to attract, train and retain highly skilled technical and management personnel in India. Competition for such personnel in India is intense, and there can be no assurance that the Company will be successful in attracting a sufficient number of qualified personnel.
The Company is directly affected by the political and economic conditions to which India is subject. In addition, many of the Company's expenses in India are paid in Indian currency, thereby subjecting the Company to the risk of foreign currency fluctuations. Any difficulties in coordinating or managing the Indian operations due to cultural, geographic, communication or other reasons could have a material adverse effect on the Company's business, financial condition or results of operations.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     In April 1998, the Federal Trade Commission (the "FTC") issued a civil investigative demand and subpoena requesting certain information and documentation with respect to the Company's business in connection with an investigation of potential antitrust issues arising out of the Company's acquisition of CADIS, Inc. Although the CADIS acquisition required no premerger notification under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 because of the size of the parties involved in the transaction, the FTC's demand is similar in scope to that of a request for information by the FTC that may follow such a premerger notification.

     While the Company intends to cooperate with the FTC's investigation, it does not believe that its acquisition of CADIS was in violation of federal antitrust laws. The Company cannot accurately estimate the cost of responding to and complying with the FTC's subpoena, but believes that such cost may be material. The Company does not believe that the outcome of the FTC's investigation will have a material adverse effect on the Company's business or results of operation, although there can be no assurance of that.

Item 2.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     Exhibit 27.1  Financial Data Schedule (filed electronically)

     (b)  Reports on Form 8-K

     None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



May 14, 1998                       /s/  David S. Dury
                               ----------------------------------
                               David S. Dury
                               Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)