Form 10-Q
period 1998-06-30
ASPECT DEVELOPMENT INC
filed 1998-08-14
CIK 1013334

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

/_/    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

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
The number of shares outstanding of the registrant's common stock as of July 31, 1998 was 15,046,671.

                            ASPECT DEVELOPMENT, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

PART I.      FINANCIAL INFORMATION                                        PAGE

Item 1.      Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets
             as of June 30, 1998 and December 31, 1997                      3

             Condensed Consolidated Statements of Operations
             for the three months and six months ended
             June 30, 1998 and June 30, 1997                                4

             Condensed Consolidated Statements of Cash Flows
             for the six months ended June 30, 1998 and June 30, 1997       5

             Notes to Condensed Consolidated Financial Statements           6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           11

Item 3.      Quantitative and Qualitative Disclosures About Market Risk    19

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                             20

Item 4.      Submission of Matters to a Vote of Security Holders           20

Item 6.      Exhibits and Reports on Form 8-K                              21

Signature                                                                  22

PART 1.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                           ASPECT DEVELOPMENT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          ASSETS
                                                                                            June 30,           December 31,
                                                                                              1998              1997 (1)
                                                                                         --------------     --------------
Current assets:                                                                          (Unaudited)
      Cash and cash equivalents                                                         $         7,060     $       14,550
      Short-term investments                                                                     54,449             40,506
      Accounts receivable, net of allowance for doubtful
          accounts of $421 and $295, respectively                                                16,247             13,366
      Prepaid expenses and other current assets                                                   3,688              3,234
                                                                                         --------------     --------------
              Total current assets                                                               81,444             71,656
Property and equipment, net                                                                       9,146              8,771
Other assets, net                                                                                 1,309              1,293
                                                                                         --------------     --------------
              Total assets                                                               $       91,899     $       81,720
                                                                                         ==============     ==============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                   $        2,064     $        2,009
      Accrued bonuses and commissions                                                             3,543              2,077
      Accrued merger costs                                                                          573              2,883
      Income taxes payable                                                                        2,828              1,608
      Other accrued liabilities                                                                   5,101              3,076
      Deferred revenue                                                                            8,578             11,136
      Current portion of obligations under capital  leases                                          163                346
                                                                                         --------------     --------------
              Total current liabilities                                                          22,850             23,135

Noncurrent portion of obligations under capital leases                                               --                 11

Stockholders' equity:
      Preferred stock, $0.001 par value per share;
         2,000 shares authorized, issuable in series,  no shares issued
         or outstanding                                                                              --                 --
      Common stock, $0.001 par value per share;
         100,000 shares authorized, 15,021 and 14,433 issued and
         outstanding at June 30, 1998 and December 31, 1997, respectively                        86,696             81,627
      Notes receivable from stockholders                                                           (210)              (320)
      Deferred compensation                                                                        (293)              (376)
      Accumulated translation adjustment                                                           (713)              (302)
      Accumulated deficit                                                                       (16,431)           (22,055)
                                                                                         --------------     --------------
              Total stockholders' equity                                                         69,049             58,574
                                                                                         --------------     --------------

              Total liabilities and stockholders' equity                                 $       91,899     $       81,720
                                                                                         ==============     ==============

(1)  Derived from audited financial statements as of December 31, 1997.

    See accompanying notes to Condensed Consolidated Financial Statements.

                                               ASPECT DEVELOPMENT, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                     (UNAUDITED)


                                                 Three months ended                     Six months ended
                                                      June 30,                              June 30,
                                         ------------------------------------  ------------------------------------

                                              1998               1997 (1)           1998              1997 (1)
                                         --------------     ---------------      -------------      --------------
Revenues
     License                             $       11,408     $         6,600    $        21,617     $        10,632
     Subscription and maintenance                 4,552               3,216              8,571               6,120
     Service and other                            4,447               1,863              7,894               3,273
                                         --------------     ---------------      -------------      --------------
         Total revenues                          20,407              11,679             38,082              20,025
                                         --------------     ---------------      -------------      --------------
Cost of revenues
     License                                        255                 100                322                 274
     Subscription and maintenance                   991                 641              1,676               1,110
     Service and other                            1,733               1,138              3,443               2,131
                                         --------------     ---------------      -------------      --------------
          Total cost of revenues                  2,979               1,879              5,441               3,515
                                         --------------     ---------------      -------------      --------------
Gross profit                                     17,428               9,800             32,641              16,510

Operating expenses
     Research and development                     3,881               2,669              7,454               4,984
     Sales and marketing                          8,131               6,212             15,685              11,345
     General and administrative                   1,827               1,302              3,479               2,327
                                         --------------     ---------------      -------------      --------------
         Total operating expenses                13,839              10,183             26,618              18,656
                                         --------------     ---------------      -------------      --------------
Operating income (loss)                           3,589               (383)              6,023              (2,146)
Interest and other income, net                      685                568               1,190               1,303
                                         --------------     ---------------      -------------      --------------
Income (loss) before income taxes                 4,274                185               7,213                (843)
Provision for income taxes                          939                514               1,589                 969
                                         --------------     ---------------      -------------      --------------
Net income (loss)                        $        3,335     $          (329)     $       5,624      $       (1,812)
                                         ==============     ===============      =============      ==============
Net income (loss) per share-basic        $         0.22     $         (0.02)     $        0.38      $        (0.13)
                                         ==============     ===============      =============      ==============
Net income (loss) per share-diluted      $         0.20     $         (0.02)     $        0.34      $        (0.13)
                                         ==============     ===============      =============      ==============
Shares used in computing per
share amounts-basic                              14,928              13,638             14,743              13,518
                                         ==============     ===============      =============      ==============
Shares used in computing per
share amounts-diluted                            16,582              13,638             16,426              13,518
                                         ==============     ===============      =============      ==============

      (1) Amounts reflect the combination of the Company with CADIS, Inc. in a pooling of interests transaction which was consummated in the fourth quarter of fiscal 1997.


    See accompanying notes to Condensed Consolidated Financial Statements.

                                                    ASPECT DEVELOPMENT, INC.
                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (IN THOUSANDS)
                                                          (UNAUDITED)
                                                                                                   Six months ended June 30,
                                                                                                  1998                  1997 (1)
                                                                                                -------                  -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                               $ 5,624                  $(1,812)
Adjustments to reconcile net income (loss)  to net cash from operating activities:
     Depreciation and amortization                                                                2,251                      844
     Changes in assets and liabilities:
         Accounts receivable                                                                     (2,881)                      (4)
         Prepaid expenses and other current assets                                                 (605)                    (884)
         Accounts payable                                                                            55                    1,306
         Accrued bonuses and commissions                                                          1,467                      256
         Accrued merger costs                                                                    (2,310)                      --
         Income taxes payable                                                                     1,220                    1,394
         Other accrued liabilities                                                                2,025                     (429)
         Deferred revenue                                                                        (2,559)                   1,473
         Other, net                                                                                (411)                     308
                                                                                                -------                  -------
Net cash provided by operating activities                                                         3,876                    2,452

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                                              (2,626)                  (3,148)
Purchases of short-term investments                                                             (60,249)                 (27,106)
Proceeds from maturities of short-term investments                                               46,306                   24,819
Decrease / (increase) in employee note receivable                                                   151                     (212)
Increase in other assets                                                                            (16)                  (1,541)
                                                                                                -------                  -------
Net cash used in investing activities                                                           (16,434)                  (7,188)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations                                                    (194)                    (177)
Decrease in stockholders note receivable                                                            110                       --
Proceeds from issuance of common stock                                                            5,152                    1,578
                                                                                                -------                  -------
Net cash provided by financing activities                                                         5,068                    1,401

Net decrease in cash and cash equivalents                                                        (7,490)                  (3,335)
Cash and cash equivalents at beginning of period                                                 14,550                   16,683
                                                                                                -------                  -------
Cash and cash equivalents at end of period                                                      $ 7,060                  $13,348
                                                                                                =======                  =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest                                                        $    11                  $    33
                                                                                                =======                  =======
Income taxes paid                                                                               $    16                  $    15
                                                                                                =======                  =======

(1) Amounts reflect the combination of the Company with CADIS, Inc. in a pooling of interests transaction which was consummated in the fourth quarter of fiscal 1997.


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

  The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as included in the Company's Form 10-KSB for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 31, 1998. The consolidated results of operations for the period ended June 30, 1998 are not necessarily indicative of the results to be expected for any subsequent interim or annual period.

  The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in joint ventures in which the Company has a 50% or less ownership interest are accounted for by the equity method. Under such method, the Company's share of net earnings (or losses) is included in interest and other income, net in the consolidated statements of operations.

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

2.  Business Combination

  On November 25, 1997, the Company acquired all of the outstanding shares of CADIS, Inc. ("CADIS"), a privately held Delaware corporation which develops, markets, and supports component and supplier management software, by issuing approximately 1,411,000 shares of the Company's common stock. The acquisition was accounted for as a pooling-of-interests transaction and the accompanying consolidated financial statements have been restated for prior periods to include the operating results of CADIS. In connection with the transaction, the Company incurred approximately $4.3 million in merger related expenses in the year ended December 31, 1997, including $0.9 million in consulting fees to financial advisors, $0.7 million for legal and other professional fees, $0.7 million for personnel severance and outplacement expenses and $0.6 million for facilities consolidation expense. Of the merger expenses, a total of approximately $2.9 million was accrued at December 31, 1997. As of June 30, 1998, approximately $573,000 of the merger costs remain unpaid and are expected to be paid prior to December 31, 1998.

  There were no materially significant intercompany transactions between the Company and CADIS prior to the merger and there were no significant accounting reclassifications required to conform the financial reporting of the two companies.

3.  Stock Split

     On July 20, 1998, the Board of Directors declared a two-for-one stock split in the form of a stock dividend, payable August 14, 1998. The financial statements included herein have not been adjusted to give effect to the stock split.

4.  Cash Equivalents and Short-Term Investments

     The Company considers all highly liquid investments purchased with a maturity of three months or less at date of acquisition to be cash equivalents. Short-term investments generally mature within two years of purchase. Gross realized and unrealized gains and losses are not material.

     The Company's short-term investments consisted of various issuances of commercial paper and are accounted for as available-for-sale securities at June 30, 1998. The securities are carried at amortized cost which approximates fair value, and therefore, there are no unrealized gains or losses recorded to stockholders' equity.

5.  Revenue Recognition

     On January 1, 1998, the Company adopted Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2) which superceded Statement of Position 91-1, "Software Revenue Recognition" (SOP 91-1). Arrangements with effective dates prior to January 1, 1998 have been and will be accounted for under SOP 91-1. Amendments after January 1, 1998 to arrangements with an original effective date prior to January 1, 1998 will be accounted for under SOP 97-2. The implementation of SOP 97-2 did not have a material adverse effect on the Company's business or revenue accounting practices or on the Company's reported revenues and earnings for the six months ended June 30, 1998. In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2" (SOP 98-4). SOP 98-4 is effective March 31, 1998 and defers for one year the implementation of the provisions of SOP 97-2 that defines what constitutes "vendor specific objective evidence" with regard to software revenue recognition.

     Licenses are comprised of perpetual license fees, which are recognized as revenue upon persuasive evidence of an arrangement, shipment of the product has occurred, if no significant vendor obligations remain, the fee is fixed or determinable, and collection of the resulting receivables is deemed probable. Where delivery involves significant installation obligations at multiple sites, revenues are recognized on a per-site basis upon completion of installation. Product returns and sales allowances (which were not significant through June 30, 1998) are estimated and provided for at the time of sale.

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

     Two customers accounted for 19% and 16% of revenues for the three months ended June 30, 1998 and three customers accounted for 15%, 15% and 12% of revenues for the three months ended June 30, 1997. One customer accounted for over 10% of revenues for the six months ended June 30, 1998 and no customer accounted for over 10% of revenues for the six months ended June 30, 1997.

6.  Comprehensive Income

     As of January 1, 1998, the Company adopted Statement No. 130, "Reporting Comprehensive Income" (SFAS 130). Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. Statement No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

During the three months ended June 30, 1998 and 1997, total comprehensive income
(loss) amounted to $3.0 million and $(314,000), respectively. During the six months ended June 30, 1998 and 1997, total comprehensive income (loss) amounted to $5.2 million and $(1.9) million, respectively. The components of comprehensive income, net of related tax, for the three months ended June 30, 1998 and 1997, and for the six months ended June 30, 1998 and 1997 are as follows:

                                                 Three months ended                       Six months ended
                                                       June 30,                               June 30,
                                            --------------------------------      -----------------------------------
                                               1998                1997             1998                    1997
                                            ------------       -------------      ----------             ------------

                 (In thousands)
            Net income (loss)                     $3,335               $(329)          5,624                   (1,812)
            Foreign currency translation
            adjustment                              (293)                 15            (411)                    (115)
                                            ------------       -------------      ----------             ------------
            Comprehensive income (loss)           $3,042               $(314)         $5,213                  $(1,927)
                                            ============       =============      ==========             ============

The components of accumulated comprehensive income (loss), net of related tax, at June 30, 1998 and December 31, 1997 are as follows:


                (In thousands)                      1998      1997
                                                   -------  --------

        Foreign currency translation adjustment      (713)     (302)
                                                    -----   -------
        Accumulated comprehensive income (loss)     $(713)  $  (302)
                                                    =====   =======

7.  Net Income Per Share

     Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." As required by SFAS No. 128, the earnings per share for the three months and six months ended June 30, 1997 have been restated.

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

                 STATEMENT OF COMPUTATION OF EARNINGS PER SHARE
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 Three months ended                      Six months ended
                                                                      June 30,                                June 30,
                                                         ----------------------------------       -------------------------------

                                                            1998                  1997                1998                1997
                                                         ----------          --------------       ------------          ----------
       Basic:
       Total weighted average common and
        common equivalent shares outstanding                 14,928                  13,638             14,743             13,518
       Net income (loss)                                    $ 3,335                 $  (329)           $ 5,624            $(1,812)
       Net income (loss) per share                          $  0.22                 $ (0.02)           $  0.38            $ (0.13)

       Diluted:
       Weighted average common stock outstanding             14,928                  13,638             14,743             13,518
       Common stock equivalents (treasury stock method)       1,654                     ---              1,683                ---
                                                            -------                 -------            -------             -------
       Total weighted average common and common
        equivalent shares outstanding                        16,582                  13,638             16,426              13,518
       Net income (loss)                                    $ 3,335                 $  (329)           $ 5,624             $(1,812)
       Net income (loss) per share                          $  0.20                 $ (0.02)           $  0.34             $ (0.13)

8.    Foreign Exchange Hedging

        The Company has established a hedging program to manage its exposure to foreign currency rate changes on customer receivables. The Company does not use derivative financial instruments for speculative or trading purposes. The Company had no hedging contracts open at June 30, 1998. If considered appropriate, the Company will enter into hedging contracts in the future.

9.  EDTN Joint Venture

        The Company entered into a joint venture agreement with CMP Media, Inc. ("CMP") dated April 4, 1997. The joint venture was established for the creation of the Electronic

Design Technology Network ("EDTN"). EDTN is an Internet supersite using push technology to provide electronic designers with up-to-date information on components and suppliers, and related news, reviews, product demonstrations and company announcements. EDTN revenues are generated primarily from advertising sponsorships. The equity ownership of this joint venture is split 50% to CMP and 50% to the Company. Included within interest and other income, net for the three months and six months ended June 30, 1998, are charges of $138,000 and $297,000, respectively representing the Company's share of losses in this joint venture.

10.  Legal Matters

     In connection with its investigation of certain potential antitrust issues arising out of the CADIS acquisition, the Federal Trade Commission (the "FTC") has issued a civil investigative demand and a subpoena requesting certain information and documentation with respect to the Company's business. Although no premerger notification was required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 for the CADIS acquisition because of the size of the parties, the FTC's demand is similar in scope to that of a request for information by the FTC that may follow such a premerger notification. While the Company intends to cooperate with the FTC's investigation, it does not believe that the CADIS acquisition was in violation of federal antitrust laws. The Company does not believe that the outcome of the FTC's investigation will have a material adverse effect on the Company's business or results of operations, although there can be no assurance of such outcome.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption "Factors That May Affect Future Results" as well as those discussed below and elsewhere in this Report, and the risks discussed in the "Business Factors" section included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 31, 1998.

RESULTS OF OPERATIONS

     In November 1997, the Company acquired CADIS, a developer of CSM solutions. In the acquisition, the Company issued approximately 1.4 million shares of its Common Stock in exchange for all of the outstanding Common Stock and options of CADIS. The acquisition was accounted for as a pooling of interests transaction, and, except where specified, the financial statements of the Company and the information herein includes the results of CADIS for all periods.

REVENUES

     The Company's revenues are divided into three categories: license revenues, subscription and maintenance revenues, and service and other revenues. License revenues are comprised principally of perpetual license fees for the Company's client/server software and reference data products. Subscription and maintenance revenues are comprised principally of annual subscription and maintenance fees for the Company's products, including its Explore client/server software, its VIP family of component reference databases and the CAPS reference data product. Service and other revenues are comprised principally of fees for consulting, development and training services performed by the Company. License revenues are recognized upon persuasive evidence of an arrangement, shipment of the product has occurred, if no significant vendor obligations remain, the fee is fixed or determinable, and collection of the resulting receivables is deemed probable. Product returns and sales allowances (which were not significant through June 30, 1998) are estimated and provided for at the time of sale. When delivery involves significant obligations at multiple sites, revenues are recognized on a per-site basis upon completion of installation. Revenues from subscription and maintenance agreements are deferred and recognized on a straight-line basis over the life of the related agreement, which is typically twelve months. Service revenues from training and consulting are recognized upon completion of the work to be performed. Development revenues are recognized in accordance with the terms of the agreements, generally when related costs have been incurred. U.S. and international sales accounted for approximately 83% and 17% of the Company's total revenues for the three months ended June 30, 1998, respectively, compared to 80% and 20% for the three months ended June 30, 1997, respectively. U.S. and international sales accounted for approximately 82% and 18% of the Company's total revenues for the six months ended June 30, 1998, respectively, compared to 79% and 21% for the six months ended June 30, 1997, respectively.

     License Revenue. License revenue increased from $6,600,000 for the three months ended June 30, 1997 to $11,408,000 for the three months ended June 30, 1998 and increased from $10,632,000 for the six months ended June 30, 1997 to $21,617,000 for the six months ended June 30, 1998. These increases were due primarily to sales to three significant customers and continuing acceptance of the Company's Explore and VIP products.

     Subscription and Maintenance Revenue. Subscription and maintenance revenue increased from $3,216,000 for the three months ended June 30, 1997 to $4,552,000 for the three months ended June 30, 1998 and increased from $6,120,000 for the six months ended June 30, 1997 to $8,571,000 for the six months ended June 30, 1998. This increase was due primarily to renewals of subscription and maintenance agreements from the increased installed base of customers.

     Service and Other Revenue. Service and other revenue increased from $1,863,000 for the three months ended June 30, 1997 to $4,447,000 for the three months ended June 30,1998 and increased from $3,273,000 for the six months ended June 30, 1997 to $7,894,000 for the six months ended June 30, 1998. This increase was due primarily to an increase in the number and size of consulting contracts in 1998. The Company is increasing its focus on consulting services due to their leverage in increasing future license revenues.

COST OF REVENUES

     Cost of Licenses. Cost of licenses consists primarily of license fees and royalties paid to third-party vendors and shipping expenses. Cost of licenses increased from $100,000 for the three months ended June 30, 1997 to $255,000 for the three months ended June 30, 1998, representing 1.5% and 2.2% of license revenues for the three months ended June 30, 1997 and 1998, respectively. Cost of licenses increased from $274,000 for the six months ended June 30, 1997 to $322,000 for the six months ended June 30, 1998, representing 2.6% and 1.5% of license revenues for the six months ended June 30, 1997 and 1998, respectively. These increases in absolute dollars and as a percentage of revenues for the three months ended June 30, 1998 were due primarily to an increase in the number of customers requiring the Company to provide for their database software licenses.

     Cost of Subscription and Maintenance Revenues. Cost of subscription and maintenance revenues consists primarily of personnel-related costs incurred in providing centralized telephone support and related technical support to customers and license fees and royalties paid to third-party vendors, primarily Information Handling Systems for the CAPS reference data product. Cost of subscription and maintenance revenues increased from $641,000 for the three months ended June 30, 1997 to $991,000 for the three months ended June 30, 1998, representing 20.0% and 21.8% of subscription and maintenance revenues for the three months ended June 30, 1997 and 1998, respectively. Cost of subscription and maintenance revenues increased from $1,110,000 for the six months ended June 30, 1997 to $1,676,000 for the six months ended June 30, 1998, representing 18.1% and 19.6% of subscription and maintenance revenues for the six months ended June 30, 1997 and 1998, respectively. The increase in absolute dollars and as a percentage of related revenues in 1998 was due to an increase in the customer support infrastructure required to provide an increased level of support to customers.

     Cost of Service and Other Revenues. Cost of service and other revenues consist primarily of personnel-related costs incurred in providing consulting services, development services and training to customers. Cost of service and other revenues increased from $1,138,000 for the three months ended June 30, 1997 to $1,733,000 for the three months ended June 30, 1998, representing 61.1% and 39.0% of service and other revenues for the three months ended June 30, 1997 and 1998, respectively. Cost of service and other revenues increased from $2,131,000 for the six months ended June 30, 1997 to $3,443,000 for the six months ended June 30, 1998, representing 65.1% and 43.6% of service and other revenues for the six months ended June 30, 1997 and 1998, respectively. The increase in absolute dollars is due primarily to an increase in the number and size of consulting contracts. The overall decrease in percentages of related revenues is due primarily to the increasing profit margin associated with each individual contract due to increased management efficiencies and an increasing percentage of the fulfillment of these contracts from the lower cost of labor in India.

OPERATING EXPENSES

     Research and Development. Research and development expenses consist primarily of engineering personnel costs. Research and development expenses increased from $2,669,000 for the three months ended June 30, 1997 to $3,881,000 for the three months ended June 30, 1998, representing 22.9% and 19.0% of total revenues for the three months ended June 30, 1997 and 1998, respectively. Research and development expenses increased from $4,984,000 for the six months ended June 30, 1997 to $7,454,000 for the six months ended June 30, 1998, representing 24.9% and 19.6% of total revenues for the six months ended June 30, 1997 and 1998, respectively. The decrease in research and development expenses as a percent of total revenues was due principally to the Company's growth in total revenues, partially offset by increased development staffing. The dollar increase in research and development expenses was due to this increased development staffing. The Company expects research and development expenses to increase in absolute dollars while remaining approximately level or decreasing as a percent of total revenues.

     Sales and Marketing. Sales and marketing expenses include salaries, commissions, advertising, travel, trade shows, public relations and other selling and marketing-related expenses. Sales and marketing expenses increased from $6,212,000 for the three months ended June 30, 1997 to $8,131,000 for the three months ended June 30, 1998, representing 53.2% and 39.8% of total revenues for the three months ended June 30, 1997 and 1998, respectively. Sales and marketing expenses increased from $11,345,000 for the six months ended June 30, 1997 to $15,685,000 for the six months ended June 30, 1998, representing 56.7% and 41.2% of total revenues for the six months ended June 30, 1997 and 1998, respectively. The dollar increase in sales and marketing expenses was primarily due to the addition of sales and marketing personnel and increased marketing activities, including trade shows and promotional expenses and substantial growth in international sales and marketing channels. The decrease in such expenses as a percent of total revenues was due to significant increases in total revenues during the periods. The Company believes that such expenses will continue to increase in dollar amounts and may increase as a percentage of total revenues in the future as the Company expands its sales and marketing staff and enters new markets, worldwide.

     General and Administrative. General and administrative expenses include personnel costs for administration, finance, human resources and general management, along with legal and accounting expenses and other professional services. General and administrative expenses increased from $1,302,000 for the three months ended June 30, 1997 to $1,827,000 for the three months ended June 30, 1998, representing 11.1% and 9.0% of total revenues for the three months ended June 30, 1997 and 1998, respectively. General and administrative expenses increased from $2,327,000 for the six months ended June 30, 1997 to $3,479,000 for the six months ended June 30, 1998, representing 11.6% and 9.1% of total revenues for the six months ended June 30, 1997 and 1998, respectively. The dollar increase of general and administrative expenses was primarily the result of increased staffing and associated expenses necessary to manage and support the Company's growth. The decrease in such expenses as a percent of total revenues was due to the increase in total revenues. The Company expects general and administrative expenses to increase in absolute dollars while remaining approximately level or decreasing as a percent of total revenues.

INTEREST AND  OTHER INCOME, NET

     Interest and other income, net represents interest income earned on the Company's cash, cash equivalents and short-term investments, the Company's share of losses of the EDTN joint venture and other items. Interest and other income, net increased from $568,000 for the three months ended June 30, 1997 to $685,000 for the three months ended June 30, 1998, representing 4.9% and 3.4% of total revenues for the three months ended June 30, 1997 and 1998, respectively. Interest and other income, net decreased from $1,303,000 for the six months ended June 30, 1997 to $1,190,000 for the six months ended June 30, 1998, representing 6.5% and 3.1% of total revenues for the six months ended June 30, 1997 and 1998, respectively. The increase from the three months ended June 30, 1997 to the comparable quarter in 1998 was primarily due to a higher level of investment in short-term securities offset by losses in the EDTN joint venture. The decrease from the six months ended June 30, 1997 to the comparable six-month period in 1998 was primarily due to a larger amount of losses in the EDTN joint venture for the six months ended June 30, 1998.

PROVISION FOR INCOME TAXES

     The Company has provided income taxes at an effective tax rate of 22% for the three and six months ended June 30, 1998. The rate reflects the utilization of certain prior year CADIS net operating losses not previously benefited. The income tax provisions for the prior year comparable periods were computed without benefiting CADIS losses, resulting in extraordinary high effective tax rates. The Company's provision for income taxes and effective tax rate may vary in future periods based upon a variety of factors, including the geographic mix of income.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1998, the Company had approximately $61.5 million in cash, cash equivalents and short-term investments. Net cash provided by operating activities was

$3,876,000 for the six months ended June 30, 1998, primarily due to net income of $5,624,000, an increase in accrued bonuses and commissions of $1,467,000 and an increase in accrued liabilities of $1,742,000, offset by an increase in accounts receivable of $2,881,000, a decrease in deferred revenue of $2,559,000, and a decrease in accrued merger costs of $2,310,000.

     As of June 30, 1998, the Company's principal commitments consisted of obligations under operating and capital leases. As of June 30, 1998, the Company had $163,000 in outstanding borrowings under capital leases which are payable through 1999.

     The Company believes that its current cash balances and the cash flows generated from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.
In addition, the Company from time to time evaluates potential acquisitions of businesses, products and technologies and may in the future require additional equity or debt financing to consummate such potential acquisitions. There can be no assurance such financing will be available on favorable terms. In addition, issuances of additional equity securities could be dilutive to the Company's stockholders.

IMPACT OF THE YEAR 2000

Many older computer software programs use two digits in their date fields, identifying years by the last two digits only. Such programs may interpret the year 2000 as 1900 instead, causing such systems to fail after 1999.

The Company has assembled an internal task force to determine the impact, if any, of the Year 2000 issues related to the Company's products, third party databases embedded in the Company's products, internal computer and information systems, office equipment, customers' internal management systems, and third party suppliers, but has not yet performed the testing and analysis necessary to permit identification and correction of problems that could result in date-related failures. The internal task force will develop plans to correct problems once they are identified. Efforts will be made to modify or replace any non-compliant software, systems and equipment throughout year 1999. There can be no assurance that the Company will be able to do so successfully and in the requisite time frame. The Company will continue to expend appropriate resources to address this issue on a timely basis. No determination has yet been made as to the cost of this compliance program but such expenditures could be significant. The Company has not yet begun its assessment of the impact on it, if any, of its customers' and suppliers' Year 2000 issues. Unresolved Year 2000 issues with respect to the Company's products, internal systems, suppliers or customers could result in unforeseen costs or delays, which could have a materially adverse impact on the Company's operations and earnings.

FACTORS THAT MAY AFFECT FUTURE RESULTS

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

The Company's business has experienced and is expected to continue to experience seasonality, in part due to customer buying patterns and the Company's expense patterns. In recent years, the Company has generally had stronger demand for its products during the quarter ending December 31st and has incurred higher personnel costs in the quarter ending March 31st. The Company believes that these patterns will continue for the foreseeable future.

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

In connection with its investigation of certain potential antitrust issues arising out of the CADIS acquisition, the Federal Trade Commission (the "FTC") has issued a civil investigative demand and a subpoena requesting certain information and documentation with respect to the Company's business. Although no premerger notification was required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 for the CADIS acquisition because of the size of the parties, the FTC's demand is similar in scope to that of a request for information by the FTC that may follow such a premerger notification. While the Company intends to cooperate with the FTC's investigation, it does not believe that the CADIS acquisition was in violation of federal antitrust laws. The Company does not believe that the outcome of the FTC's investigation will have a material adverse effect on the Company's business or results of operations, although there can be no assurance of such outcome.

To implement its business plans, the Company may make further acquisitions in the future, which will require significant financial and management resources both at the time of the transaction and during the process of integrating the newly-acquired business into the Company's operations. The Company's operating results could be adversely affected if it is unable to successfully integrate such new companies into its operations. There can be no assurance that any acquired products, technologies or businesses will contribute at anticipated levels to the Company's sales or earnings, or that sales and earnings from combined businesses will not be adversely affected by the integration process. Certain acquisitions or strategic transactions may be subject to approval by the other party's board or stockholders, domestic or foreign governmental agencies or other third parties. Accordingly, there is a risk that important acquisitions or transactions could fail to be concluded as planned. Future acquisitions by the Company could also result in issuances of equity securities or the rights associated with the equity securities, which could potentially dilute earnings per share and cause the market value of the Company's Common Stock to fall. In addition, future acquisitions could result in the incurrence of additional debt, taxes, contingent liabilities, amortization expenses related to goodwill and other intangible assets and expenses incurred to align the accounting policies and practices of the acquired companies with those of the Company. These factors could adversely affect the Company's future operating results, financial position and cash flows. As some of the Company's competitors have pursued a strategy of growth through acquisition, there is a risk that future acquisitions could be more expensive due to competition among bidders for target companies.

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

The Company has operations in Bangalore, India with 284 employees as of June 30, 1998. The Company is dependent to a significant extent upon the ability of its Indian operations to successfully maintain and upgrade its reference data products. The Company believes that the success of its Indian operations will depend in large part upon its ability to attract, train and retain highly skilled technical and management personnel in India. Competition for such personnel in India is intense, and there can be no assurance that the Company will be successful in attracting a sufficient number of qualified personnel. The Company is directly affected by the political and economic conditions to which India is subject. In addition, many of the Company's expenses in India are paid in Indian currency, thereby subjecting the Company to the risk of foreign currency fluctuations. Any difficulties in coordinating or managing the Indian operations due to cultural, geographic, communication or other reasons could have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

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

     While the Company intends to cooperate with the FTC's investigation, it does not believe that its acquisition of CADIS was in violation of federal antitrust laws. The Company cannot accurately estimate the cost of responding to and complying with the FTC's subpoena, but believes that such cost may be material. The Company does not believe that the outcome of the FTC's investigation will have a material adverse effect on the Company's business or results of operation, although there can be no assurance of such outcome.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following are the results of matters which were submitted to a vote of security holders at the Company's Annual Meeting of Stockholders held on June 16, 1998 in Mountain View, California:

Proposal 1 - Election of Directors

                   Number of Votes  Number of Votes  Number of Votes
Name                     For            Against        Abstaining
----                     ---            -------        ----------
Romesh Wadhwani         11,842,054         0             5,282
Joseph A. Prang         11,827,476         0            19,860
Steven Goldby           11,842,054         0             5,282
Dennis G. Sisco         11,842,054         0             5,282
Mark A. Stevens         11,842,054         0             5,282


Proposal 2--To approve an amendment to the Company's 1992 Employee Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,100,000 shares. (8,017,548 votes in favor, 2,802,281 votes opposed, 9,810 votes abstaining and 1,017,697 broker non-votes)

Proposal 3--To approve an amendment to the Company's Restated Certificate of Incorporation to increase the number of shares of the Company's Common Stock authorized for issuance by 80,000,000 shares, to a total of 100,000,000 shares. (9,410,044 votes in favor, 2,428,072 votes opposed, 9,220 votes abstaining)

Proposal 4 - To ratify the appointment of Ernst & Young, LLP as independent auditors for the Company for the fiscal year ending December 31, 1998. (11,838,129 votes in favor, 4,907 votes opposed, 4,300 votes abstaining)


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 27.1  Financial Data Schedule (filed electronically)

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Aspect Development, Inc.


August 14, 1998               /s/ David S. Dury
                              ------------------------------------
                              David S. Dury
                              Vice President and Chief Financial Officer
                              (Principal Financial and Accounting Officer)