Form 10-Q
period 1998-09-30
ASPECT DEVELOPMENT INC
filed 1998-11-12
CIK 1013334

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                         Yes      X        No
                             ----------         ----------

The number of shares outstanding of the registrant's common stock as of November 6, 1998 was 30,443,245.

                            ASPECT DEVELOPMENT, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

PART I.      FINANCIAL INFORMATION                                       PAGE

Item 1.      Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets
             as of September 30, 1998 and December 31, 1997                 3

             Condensed Consolidated Statements of Operations
             for the three and nine months ended
             September 30, 1998 and 1997                                    4

             Condensed Consolidated Statements of Cash Flows
             for the nine months ended September 30, 1998 and
             1997                                                           5

             Notes to Condensed Consolidated Financial Statements           6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           11

Item 3.      Quantitative and Qualitative Disclosures About Market Risk    24

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                             25

Item 6.      Exhibits and Reports on Form 8-K                              25

Signature                                                                  26

PART 1.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           ASPECT DEVELOPMENT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           ASSETS
                                                                                          September 30,        December 31,
                                                                                              1998              1997 (1)
                                                                                       ------------------  -----------------
                                                                                          (Unaudited)
Current assets:
      Cash and cash equivalents                                                        $          18,554   $        14,550
      Short-term investments                                                                      51,992            40,506
      Accounts receivable, net of allowance for doubtful                                          17,997            13,366
          accounts of $421 and $295, respectively
      Prepaid expenses and other current assets                                                    3,846             3,234
                                                                                         ----------------    --------------
              Total current assets                                                                92,389            71,656
Property and equipment, net                                                                        8,798             8,771
Other assets, net                                                                                  1,208             1,293
                                                                                         ================    ==============
              Total assets                                                             $         102,395   $        81,720
                                                                                       ==================  ================

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                 $           2,189   $         2,009
      Accrued bonuses and commissions                                                              4,347             2,077
      Accrued merger costs                                                                           116             2,883
      Income taxes payable                                                                         4,039             1,608
      Other accrued liabilities                                                                    5,674             3,076
      Deferred revenue                                                                             8,879            11,136
      Current portion of obligations under capital  leases                                            40               346
                                                                                         ----------------    --------------
              Total current liabilities                                                           25,284            23,135

Noncurrent portion of obligations under capital leases                                                --                11

Stockholders' equity:
      Preferred stock, $0.001 par value per share;
         2,000 shares authorized, issuable in series,  no shares issued
         or outstanding                                                                               --                --
      Common stock, $0.001 par value per share;
         200,000 shares authorized, 30,349 and 28,866 issued and
         outstanding at September 30, 1998 and December 31, 1997, respectively                    90,082            81,627
      Notes receivable from stockholders                                                              --             (320)
      Deferred compensation                                                                        (251)             (376)
      Accumulated translation adjustment                                                           (763)             (302)
      Accumulated deficit                                                                       (11,957)          (22,055)
                                                                                       ------------------  ----------------
              Total stockholders' equity                                                          77,111            58,574
                                                                                         ----------------    --------------

              Total liabilities and stockholders' equity                               $         102,395   $        81,720
                                                                                       ==================  ================

(1)  Derived from audited financial statements as of December 31, 1997.

    See accompanying notes to Condensed Consolidated Financial Statements.


                                                     ASPECT DEVELOPMENT, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                            (UNAUDITED)

                                                 Three months ended                     Nine months ended
                                                    September 30,                         September 30,
                                         ------------------------------------  ------------------------------------
                                              1998               1997 (1)           1998              1997 (1)
                                         ---------------    ----------------   ---------------    ----------------
Revenues
     License                             $       14,472     $         7,247    $        36,089     $        17,879
     Subscription and maintenance                 4,006               3,351             12,577               9,471
     Service and other                            4,346               2,463             12,240               5,736
                                         ---------------    ----------------   ----------------    ----------------
         Total revenues                          22,824              13,061             60,906              33,086
                                         ---------------    ----------------   ----------------    ----------------
Cost of revenues
     License                                        506                  24                828                 298
     Subscription and maintenance                 1,048                 721              2,724               1,831
     Service and other                            1,475               1,373              4,918               3,504
                                         ---------------    ----------------   ----------------    ----------------
          Total cost of revenues                  3,029               2,118              8,470               5,633
                                         ---------------    ----------------   ----------------    ----------------
Gross profit                                     19,795              10,943             52,436              27,453
Operating expenses
     Research and development                     4,037               2,934             11,491               7,918
     Sales and marketing                          8,707               6,754             24,392              18,099
     General and administrative                   2,076               1,409              5,555               3,736
                                         ---------------    ----------------   ----------------    ----------------
         Total operating expenses                14,820              11,097             41,438              29,753
                                          --------------       -------------      -------------       -------------
Operating income (loss)                           4,975               (154)             10,998              (2,300)
Interest and other income, net                      761                 534              1,951               1,837
                                          --------------       -------------      -------------       -------------
Income (loss) before income taxes                 5,736                 380             12,949                (463)
Provision for income taxes                        1,262                 624              2,851               1,593
                                         ---------------    ----------------   ----------------    ----------------
Net income (loss)                        $        4,474      $         (244)    $       10,098      $       (2,056)
                                         ===============    ================   ================    ================
Net income (loss) per share-basic (2)    $         0.15      $        (0.01)    $         0.34      $        (0.08)
                                         ===============    ================   ================    ================
Net income (loss) per
     share-diluted (2)                   $         0.13      $        (0.01)    $         0.31      $        (0.08)
                                         ===============    ================   ================    ================
Shares used in computing per share
     amounts-basic (2)                           30,113              28,024             29,694              27,365
                                         ===============    ================   ================    ================
Shares used in computing per
     share amounts-diluted (2)                   33,380              28,024             33,027              27,365
                                         ===============    ================   ================    ================

(1) Amounts reflect the combination of the Company with CADIS, Inc. in a pooling of interests transaction which was consummated in the fourth quarter of fiscal 1997.
(2) All shares and per-share amounts have been adjusted to reflect the two-for-one stock split effected in the form of a stock dividend on August 14, 1998.

    See accompanying notes to Condensed Consolidated Financial Statements.


                                                    ASPECT DEVELOPMENT, INC.
                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (IN THOUSANDS)
                                                          (UNAUDITED)
                                                                                            Nine months ended September 30,
                                                                                            1998                  1997 (1)
                                                                                     -------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                    $           10,098      $            (2,056)
Adjustments to reconcile net income (loss)  to net cash from operating activities:
     Depreciation and amortization                                                                3,532                    1,826
     Changes in assets and liabilities:
         Accounts receivable                                                                    (4,631)                  (1,895)
         Prepaid expenses and other current assets                                                (763)                  (1,554)
         Accounts payable                                                                           180                      695
         Accrued bonuses and commissions                                                          2,270                     (58)
         Accrued merger costs                                                                   (2,767)                       --
         Income taxes payable                                                                     2,431                    1,691
         Other accrued liabilities                                                                1,867                      225
         Deferred revenue                                                                       (2,258)                    1,718
         Other, net                                                                                 271                    (107)
                                                                                     -------------------     --------------------
Net cash provided by operating activities                                                        10,230                      485

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                                             (3,559)                  (4,983)
Purchases of short-term investments                                                            (76,933)                 (43,383)
Proceeds from maturities of short-term investments                                               65,447                   40,322
Decrease / (increase) in employee note receivable                                                   151                     (40)
Decrease/ (increase) in other assets                                                                 85                  (1,224)
                                                                                     -------------------     --------------------
Net cash used in investing activities                                                          (14,809)                  (9,308)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligations                                                   (317)                    (390)
Decrease in stockholders note receivable                                                            320                      ---
Proceeds from issuance of common stock                                                            8,580                    2,713
                                                                                     -------------------     --------------------
Net cash provided by financing activities                                                         8,583                    2,323

Net increase/ (decrease) in cash and cash equivalents                                             4,004                  (6,500)
Cash and cash equivalents at beginning of period                                                 14,550                   16,683
                                                                                     -------------------     --------------------
Cash and cash equivalents at end of period                                           $           18,554      $            10,183
                                                                                     ===================     ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest                                             $               11      $                44
                                                                                     ===================     ====================
Income taxes paid                                                                    $               16      $                15
                                                                                     ===================     ====================

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

    The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as included in the Company's Form 10-KSB for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 31, 1998. The consolidated results of operations for the period ended September 30, 1998 are not necessarily indicative of the results to be expected for any subsequent interim or annual period.

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

2.  Business Combination

    On November 25, 1997, the Company acquired all of the outstanding shares of CADIS, Inc. ("CADIS"), a privately held Delaware corporation which develops, markets, and supports component and supplier management software, by issuing approximately 1,411,000 shares of the Company's common stock. The acquisition was accounted for as a pooling-of-interests transaction and the accompanying consolidated financial statements have been restated for prior periods to include the operating results of CADIS. In connection with the transaction, the Company incurred approximately $4.3 million in merger related expenses in the year ended December 31, 1997, including $0.9 million in consulting fees to financial advisors, $0.7 million for legal and other professional fees, $0.7 million for personnel severance and outplacement expenses and $0.6 million for facilities consolidation expense. Of the merger expenses, a total of approximately $2.9 million was accrued at December 31, 1997. As of September 30, 1998, approximately $116,000 of the merger costs remain unpaid and are expected to be paid prior to December 31, 1998.

    There were no materially significant intercompany transactions between the Company and CADIS prior to the merger and there were no significant accounting reclassifications required to conform the financial reporting of the two companies.

3.  Stock Split

     All shares and per-share amounts on the financial statements have been adjusted to reflect the two-for-one stock split effected in the form of a stock dividend on August 14, 1998.

4.  Cash Equivalents and Short-Term Investments

    The Company considers all highly liquid investments purchased with a maturity of three months or less at date of acquisition to be cash equivalents. Short-term investments generally mature within two years of purchase. Gross realized and unrealized gains and losses are not material.

    The Company's short-term investments consisted of various issuances of commercial paper and are accounted for as available-for-sale securities at September 30, 1998. The securities are carried at amortized cost which approximates fair value, and therefore, there are no unrealized gains or losses recorded to stockholders' equity.

5.  Revenue Recognition

    On January 1, 1998, the Company adopted Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2) which superceded Statement of Position 91-1, "Software Revenue Recognition" (SOP 91-1). Arrangements with effective dates prior to January 1, 1998 have been and will be accounted for under SOP 91-
1. Amendments after January 1, 1998 to arrangements with an original effective date prior to January 1, 1998 will be accounted for under SOP 97-2. The implementation of SOP 97-2 did not have a material adverse effect on the Company's business or revenue accounting practices or on the Company's reported revenues and earnings for the nine months ended September 30, 1998. In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2" (SOP 98-4). SOP 98-4 is effective March 31, 1998 and defers for one year the implementation of the provisions of SOP 97-2 that defines what constitutes "vendor specific objective evidence" with regard to software revenue recognition.

    Licenses are comprised of perpetual license fees, which are recognized as revenues if there is persuasive evidence of an arrangement, shipment of the product has occurred and no significant vendor obligations remain, the fee is fixed or determinable, and collection of the resulting receivables is deemed probable. Where delivery involves significant installation obligations at multiple sites, revenues are recognized on a per-site basis upon completion of installation. Product returns and sales allowances (which were not significant through September 30, 1998) are estimated and provided for at the time of sale.

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

    Four customers accounted for 13%, 13%, 12% and 10% of revenues for the three months ended September 30, 1998 and one customer accounted for 15% of revenues for the three months ended September 30, 1997. No customer accounted for over 10% of revenues for the nine months ended September 30, 1998 and one customer accounted for over 10% of revenues for the nine months ended September 30, 1997.

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

During the three months ended September 30, 1998 and 1997, total comprehensive income (loss) amounted to $4.4 million and $(385,000), respectively. During the nine months ended September 30, 1998 and 1997, total comprehensive income (loss) amounted to $9.6 million and $(2.3) million, respectively. The components of comprehensive income, net of related tax, for the three months ended September 30, 1998 and 1997, and for the nine months ended September 30, 1998 and 1997 are as follows:

                                                             Three months ended                Nine months ended
                                                               September 30,                     September 30,
                                                         --------------------------          ----------------------
                                                          1998                1997            1998           1997
                                                         ------               -----          -------        -------
          (In thousands)
Net income (loss)                                        $4,474               $(244)          10,098         (2,056)
Foreign currency translation adjustment                     (50)               (141)            (459)          (256)
                                                         ------               -----          -------        -------
Comprehensive income (loss)                              $4,424               $(385)         $ 9,639        $(2,312)
                                                         ======               =====          =======        =======

The components of accumulated comprehensive income (loss), net of related tax, at September 30, 1998 and December 31, 1997 are as follows:


(In thousands)                                      1998      1997
                                                   -------  --------

        Foreign currency translation adjustment      (763)     (302)
                                                    -----   -------
        Accumulated comprehensive income (loss)     $(763)  $  (302)
                                                    =====   =======

7.  Net Income Per Share

    Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." As required by SFAS No. 128, the earnings per share for the three months and nine months ended September 30, 1997 have been restated.

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

                 STATEMENT OF COMPUTATION OF EARNINGS PER SHARE
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              Three months ended                Nine months ended
                                                                 September 30,                     September 30,
                                                             ---------------------           -------------------------
                                                              1998          1997              1998                1997
                                                             -------       -------           --------            -------
       Basic:
       Total weighted average common and
         common equivalent shares outstanding                30,113        28,024            29,694               27,365
       Net income (loss)                                    $ 4,474       $  (244)          $10,098              $(2,056)
       Net income (loss) per share                          $  0.15       $ (0.01)          $  0.34              $ (0.08)

       Diluted:
       Weighted average common stock outstanding             30,113        28,024            29,694               27,365
       Common stock equivalents (treasury stock
       method)                                                3,268           ---             3,333                  ---
                                                            -------       -------           --------             -------
       Total weighted average common and common
         equivalent shares outstanding                       33,381        28,024            33,027               27,365
       Net income (loss)                                    $ 4,474       $  (244)          $10,098              $(2,056)
       Net income (loss) per share                          $  0.13       $ (0.01)          $  0.31              $ (0.08)


8.  Foreign Exchange Hedging

    The Company has established a hedging program to manage its exposure to foreign currency rate changes on customer receivables. The Company does not use derivative financial instruments for speculative or trading purposes. The Company had no hedging contracts open at September 30, 1998. If considered appropriate, the Company will enter into hedging contracts in the future.

9.  EDTN Joint Venture

    The Company entered into a joint venture agreement with CMP Media, Inc. ("CMP") dated April 4, 1997. The joint venture was established for the creation of the Electronic Design Technology Network ("EDTN"). EDTN is an Internet supersite using push technology to provide electronic designers with up-to-date information on components and suppliers, and related news, reviews, product demonstrations and company announcements. EDTN revenues are generated primarily from advertising sponsorships. The equity ownership of this joint venture is split 50% to CMP and 50% to the Company. Included within interest and other income, net for the three months and nine months ended September 30, 1998, are charges of $87,000 and $378,000, respectively representing the Company's share of losses in this joint venture.

10. Legal Matters

    In connection with its investigation of certain potential antitrust issues arising out of the CADIS acquisition, the Federal Trade Commission (the "FTC") has issued a civil investigative demand and a subpoena requesting certain information and documentation with respect to the Company's business. Although no premerger notification was required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 for the CADIS acquisition because of the size of the parties, the FTC's demand is similar in scope to that of a request for information by the FTC that may follow such a premerger notification. While the Company intends to cooperate with the FTC's investigation, it does not believe that the CADIS acquisition was in violation of federal antitrust laws. The Company cannot accurately estimate the cost of responding to and complying with the FTC's subpoena, but believes that such cost may be significant. The Company does not believe that the outcome of the FTC's investigation will have a material adverse effect on the Company's business or results of operations, although there can be no assurance of such outcome.

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

REVENUES

     The Company's revenues are divided into three categories: license revenues, subscription and maintenance revenues, and service and other revenues. License revenues are comprised principally of perpetual license fees for the Company's client/server software and reference data products. Subscription and maintenance revenues are comprised principally of annual subscription and maintenance fees for the Company's products, including its Explore client/server software, its family of component, supplier and MRO Reference Databases and the CAPS reference data product. Service and other revenues are comprised principally of fees for consulting, development and training services performed by the Company. License revenues are recognized if there is persuasive evidence of an arrangement, shipment of the product has occurred and no significant vendor obligations remain, the fee is fixed or determinable, and collection of the resulting receivables is deemed probable. Product returns and sales allowances (which were not significant through September 30, 1998) are estimated and provided for at the time of sale. When delivery involves significant obligations at multiple sites, revenues are recognized on a per-site basis upon completion of installation. Revenues from subscription and maintenance agreements are deferred and recognized on a straight-line basis over the life of the related agreement, which is typically twelve months. Service revenues from training and consulting are recognized upon completion of the work to be performed. Development revenues are recognized in accordance with the terms of the agreements, generally when related costs have been incurred. U.S. and international sales accounted for approximately 93% and 7% of the Company's total revenues for the three months ended September 30, 1998, respectively, compared to 78% and 22% for the three months ended September 30, 1997, respectively. U.S. and international sales accounted for approximately 89% and 11% of the Company's total revenues for the nine months ended September 30, 1998, respectively, compared to 74% and 26% for the nine months ended September 30, 1997. The Company generally derives a significant portion of its international revenues in each quarter from a small number of relatively large sales. For the three and nine month periods ended September 30, 1998 fewer than anticipated international orders closed. The Company believes that international revenues will increase as a percentage of worldwide revenues as the Company continues to grow its international sales channel. However, there can be no assurance that such growth will be attained or if attained will be consistent on a quarter-to-quarter basis, particularly if a significant transaction should fail to close.


     License Revenue. License revenues increased from $7.2 million for the three months ended September 30, 1997 to $14.5 million for the three months ended September 30, 1998 and increased from $17.9 million for the nine months ended September 30, 1997 to $36.1 million for the nine months ended September 30, 1998. These increases were due primarily to sales to five significant customers and the introduction of a new product solution for process manufacturing customers that has expanded the potential market for the Company's products.

     Subscription and Maintenance Revenue. Subscription and maintenance revenues increased from $3,351,000 for the three months ended September 30, 1997 to $4.0 million for the three months ended September 30, 1998 and increased from $9.5 million for the nine months ended September 30, 1997 to $12.6 million for the nine months ended September 30, 1998. These increases were due primarily to renewals of subscription and maintenance agreements from the increased installed base of customers.

     Service and Other Revenue. Service and other revenues increased from $2,463,000 for the three months ended September 30, 1997 to $4.3 million for the three months ended September 30,1998 and increased from $5.7 million for the nine months ended September 30, 1997 to $12.2 million for the nine months ended September 30, 1998. These increases were due primarily to an increase in the number and size of consulting contracts in 1998. The Company is increasing its focus on consulting services due to their leverage in increasing future license revenues.

COST OF REVENUES

     Cost of Licenses. Cost of licenses consists primarily of license fees and royalties paid to third-party vendors and shipping expenses. Cost of licenses increased from $24,000 for the three months ended September 30, 1997 to $506,000 for the three months ended September 30, 1998, representing 0.3% and 3.4% of license revenues for the three months ended September 30, 1997 and 1998, respectively. Cost of licenses increased from $298,000 for the nine months ended September 30, 1997 to $828,000 for the nine months ended September 30, 1998, representing 1.6% and 2.2% of license revenues for the nine months ended September 30, 1997 and 1998, respectively. These increases in absolute dollars and as a percentage of revenues for the three and nine months ended September 30, 1998 were due primarily to a royalty payment to a third-party vendor and to an increase in the number of customers requiring the Company to provide for their database software licenses.

     Cost of Subscription and Maintenance Revenues. Cost of subscription and maintenance revenues consists primarily of personnel-related costs incurred in providing centralized telephone support and related technical support to customers and license fees and royalties paid to third-party vendors, primarily Information Handling Systems for the CAPS reference data product. Cost of subscription and maintenance revenues increased from $721,000 for the three months ended September 30, 1997 to $1.0 million for the three months ended September 30, 1998, representing 21.5% and 26.1% of subscription and maintenance revenues for the three months ended September 30, 1997 and 1998, respectively. Cost of subscription and maintenance revenues increased from $1.8 million for the nine months ended September 30, 1997 to $2.7 million for the nine months ended September 30, 1998, representing 19.3% and 21.6% of subscription and maintenance revenues for the nine months ended September 30, 1997 and 1998, respectively. The increase in absolute dollars and as a percentage of related revenues in 1998 was due to an increase in the customer support infrastructure required to provide an increased level of support to customers and the assimilation of CADIS support personnel and infrastructure.

     Cost of Service and Other Revenues. Cost of service and other revenues consist primarily of personnel-related costs incurred in providing consulting services, development services and training to customers. Cost of service and other revenues increased from $1.4 million for the three months ended September 30, 1997 to $1.5 million for the three months ended September 30, 1998, representing 55.7% and 33.9% of service and other revenues for the three months ended September 30, 1997 and 1998, respectively. Cost of service and other revenues increased from $3.5 million for the nine months ended September 30, 1997 to $4.9 million for the nine months ended September 30, 1998, representing 61.0% and 40.1% of service and other revenues for the nine months ended September 30, 1997 and 1998, respectively. The increases in absolute dollars are due primarily to an increase in the number and size of consulting contracts. The decreases in percentages of related revenues are due primarily to the increasing profit margin associated with each individual contract due to increased management efficiencies and an increasing percentage of the fulfillment of these contracts from the lower cost of labor in India.

OPERATING EXPENSES

     Research and Development. Research and development expenses consist primarily of engineering personnel costs. Research and development expenses increased from $2.9 million for the three months ended September 30, 1997 to $4.0 million for the three months ended September 30, 1998, representing 22.4% and 17.6% of total revenues for the three months ended September 30, 1997 and 1998, respectively. Research and development expenses increased from $7.9 million for the nine months ended September 30, 1997 to $11.5 million for the nine months ended September 30, 1998, representing 23.9% and 18.8% of total revenues for the nine months ended September 30, 1997 and 1998, respectively. The decrease in research and development expenses as a percent of total revenues was due principally to the Company's growth in total revenues, partially offset by increased development staffing. The dollar increase in research and development expenses was due to this increased development staffing. The Company expects research and development expenses to continue to increase in absolute dollars while remaining approximately level or decreasing as a percent of total revenues.

     Sales and Marketing. Sales and marketing expenses include salaries, commissions, advertising, travel, trade shows, public relations and other selling and marketing-related expenses. Sales and marketing expenses increased from $6.8 million for the three months ended September 30, 1997 to $8.7 million for the three months ended September 30, 1998, representing 51.7% and 38.1% of total revenues for the three months ended September 30, 1997 and 1998, respectively. Sales and marketing expenses increased from $18.1 million for the nine months ended September 30, 1997 to $24.4 million for the nine months ended September 30, 1998, representing 54.7% and 40.0% of total revenues for the nine months ended September 30, 1997 and 1998, respectively. The dollar increase in sales and marketing expenses was primarily due to the addition of sales and marketing personnel and increased marketing activities, including trade shows and promotional expenses, and to growth in international sales and marketing channels. The decrease in such expenses as a percent of total revenues was due to significant increases in total revenues during the periods. The Company believes that such expenses will continue to increase in dollar amounts and may increase as a percentage of total revenues in the future as the Company expands its sales and marketing staff and enters new markets, worldwide.

     General and Administrative. General and administrative expenses include personnel costs for administration, finance, human resources and general management, along with legal and accounting expenses and other professional services. General and administrative expenses increased from $1.4 million for the three months ended September 30, 1997 to $2.1 million for the three months ended September 30, 1998, representing 10.7% and 9.0% of total revenues for the three months ended September 30, 1997 and 1998, respectively. General and administrative expenses increased from $3.7 million for the nine months ended September 30, 1997 to $5.6 million for the nine months ended September 30, 1998, representing 11.2% and 9.1% of total revenues for the nine months ended September 30, 1997 and 1998, respectively. The dollar increase of general and administrative expenses was primarily the result of increased staffing and associated expenses necessary to manage and support the Company's growth. The decrease in such expenses as a percent of total revenues was due to the significant increase in total revenues during the periods. The Company expects general and administrative expenses to increase in absolute dollars while remaining approximately level or decreasing as a percent of total revenues.

INTEREST AND OTHER INCOME, NET

     Interest and other income, net, represents interest income earned on the Company's cash, cash equivalents and short-term investments, the Company's share of losses of the EDTN joint venture and other items. Interest and other income, net, increased from $534,000 for the three months ended September 30, 1997 to $761,000 for the three months ended September 30, 1998, representing 4.0% and 3.3% of total revenues for the three months ended September 30, 1997 and 1998, respectively. Interest and other income, net, increased from $1.8 million for the nine months ended September 30, 1997 to $2.0 million for the nine months ended September 30, 1998, representing 5.5% and 3.2% of total revenues for the nine months ended September 30, 1997 and 1998, respectively. The dollar increase from September 30, 1997 to the comparable periods in 1998 was primarily due to a higher level of investment in short-term securities offset by losses in the EDTN joint venture.

PROVISION FOR INCOME TAXES

     The Company has provided income taxes at an effective tax rate of 22% for the three and nine months ended September 30, 1998. The rate reflects the utilization of certain prior year CADIS net operating losses not previously benefited. The income tax provisions for the prior year comparable periods were computed without benefiting CADIS losses, resulting in extraordinary high effective tax rates. The Company's provision for income taxes and effective tax rate may vary in future periods based upon a variety of factors, including the geographic mix of income.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998, the Company had approximately $70.5 million in cash, cash equivalents and short-term investments, representing an increase of $15.5 million from December 31, 1997. The increase is primarily a result of cash from operations and financing activities, mainly the exercise of employee stock options which generated $8.6 million in cash. Net cash provided by operating activities was $10.2 million for the nine months ended September 30, 1998, primarily due to net income of $10.1 million, an increase in accrued bonuses and commissions of $2.3 million, income taxes payable of $2.4 million and accrued liabilities of $1.7 million, offset by an increase in accounts receivable of $4.6 million, a decrease in deferred revenue of $2.3 million, and a decrease in accrued merger costs of $2.8 million.

     As of September 30, 1998, the Company's principal commitments consisted of obligations under operating and capital leases. As of September 30, 1998, the Company had $40,000 in outstanding borrowings under capital leases which are payable through 1999.

     The Company believes that its current cash balances and the cash flows generated from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.
In addition, the Company from time to time evaluates potential acquisitions of businesses, products and technologies and may in the future require additional equity or debt financing to consummate such potential acquisitions. There can be no assurance such financing will be available on favorable terms or at all. In addition, issuances of additional equity securities could be dilutive to the Company's stockholders.

IMPACT OF THE YEAR 2000

Many older computer software programs use two digits in their date fields, identifying years by the last two digits only. Such programs may interpret the year 2000 as 1900 instead, causing such systems to fail or create erroneous results after 1999.

The Company has assembled a Year 2000 (Y2K) internal task force to determine the impact, if any, of the Year 2000 issues related to the Company's products, third party databases embedded in the Company's products, internal computer and information systems, office equipment, customers' internal management systems, and third party suppliers. Although testing is ongoing, the Company believes that all of the Company's supported products, which will be in use after December 31, 1999, will be Y2K compliant.

The Company is in the process of obtaining questionnaires or certificates of compliance from significant third-party vendors as to their Y2K compliance. If any of these vendors are determined to be non-compliant, the internal task force will develop plans to correct problems once they are identified.

The costs to address the Year 2000 compliance issues to date have been minimal and have been financed through operating cash flow. The Company has not determined the total estimated cost of the Year 2000 compliance program but does not anticipate that the cost will be material. The estimate of costs will be determined as the Company continues its assessments and additional information is known. These costs will not include internal resource costs or the costs of software and systems that are being replaced or upgraded in the normal course of business. There can be no assurance that these costs will not be greater than expected, or that corrective action will be successful or completed in the requisite timeframe. The Company will continue to expend appropriate resources to address this issue on a timely basis.

The Company believes that it will be substantially complete with its Y2K compliance work prior to December 31, 1999. Contingency plans will be developed if it appears the Company, its key customers or its key suppliers will not be Year 2000 compliant, and such noncompliance is expected to have a material adverse impact on the Company's operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

FLUCTUATIONS IN OPERATING RESULTS

  The Company's revenues and results of operations have varied on a quarterly and an annual basis in the past and are expected to vary significantly in the future. The Company's revenues and results of operations are difficult to forecast and could be materially adversely affected by many factors, some of which are outside the control of the Company, including, among others, the relatively long sales and implementation cycles for the Company's products; the size and the timing of individual license transactions; seasonality of revenues; changes in the Company's operating expenses; changes in the mix of products and services sold; timing of introduction or enhancement of products by the Company or its competitors; market acceptance of new products; technological changes in software or database technology; personnel changes and difficulties in attracting and retaining qualified sales, marketing, technical and consulting personnel; changes in customers' budgeting cycles; changes in reselling channel partners programs; adverse FTC rulings that could delay sales cycles; foreign currency exchange rates; quality control of products sold; and economic conditions generally and in specific industry segments.

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

  Licenses of the Company's client/server software and reference content products have historically accounted for a substantial majority of the Company's revenues, and the Company anticipates that this trend will continue for the foreseeable future. The Company generally ships its products within a short period of time after execution of a license. As a result, the Company typically does not have a material backlog of unfilled license orders, and revenues in any quarter are substantially dependent on license contracts signed in that quarter. The Company's expense levels are based, in part, on its expectations as to future revenues and to a large extent are fixed in the short term. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues, and any significant shortfall of demand in relation to the Company's expectations or any material delay of customer orders would have an almost immediate material adverse effect on the Company's business, financial condition and results of operations. As a result, it is likely that in some future period the Company's results of operations could fail to meet the expectations of public market analysts or investors. In such event, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to the Company's business, the price of the Company's Common Stock would likely drop significantly.


LENGTHY SALES AND IMPLEMENTATION CYCLES

     The licensing of the Company's client/server software and reference content products generally requires the Company to engage in a sales cycle lasting six to twelve months or longer, during which the Company typically provides a significant level of education to prospective customers regarding the use and benefits of the Company's products. In addition, the implementation of the Company's standard products typically involves a significant commitment of resources by its customers over an extended period of time and is commonly associated with reengineering of product development and business processes. For these reasons, sales and customer implementation cycles are susceptible to a number of significant delays over which the Company may have little or no control. Any delay in the sale or customer implementation of a larger license or a number of smaller licenses would have a material adverse effect on the Company's business, financial condition and results of operations and cause the Company's operating results to vary significantly from quarter to quarter.

RELIANCE ON ACCEPTANCE OF CSM SOLUTION

  Substantially all of the Company's revenues are derived from fees for licensed products and for services which enable CSM by manufacturers. The Company's future financial performance will depend to a large extent on the growth in the number of organizations adopting client/server software and reference content solutions for CSM and engaging outside vendors to provide and maintain such solutions. The Company's future growth, if any, will also depend upon the extent to which such organizations choose to implement CSM solutions across their enterprises and on their continued reliance on the Company's subscription, maintenance and support offerings. Because the CSM market is relatively new and evolving, it is difficult to assess or predict with any assurance its size or growth rate. There can be no assurance that the market for CSM products and services will continue to develop, or that the Company's CSM products or services will continue to achieve market acceptance. If the CSM market develops more slowly than expected or fails to attract new customers, or if the Company's products do not continue to achieve broader market acceptance, the Company's business, financial condition and results of operations would be materially adversely affected.

DEPENDENCE ON FEW PRODUCTS

  The Company currently derives substantially all of its revenues from the licensing of its Explore client/server software and family of reference databases and fees from related services. These products and services are expected to continue to account for substantially all of the Company's revenues for the foreseeable future. The Company first made its Explore client/server software and family of reference databases generally commercially available in the second quarter of 1995, and has issued regular updates since then. While the Company believes that to date its customers have not experienced significant problems with such products, if the Company's customers were to do so in the future or if they were dissatisfied with product functionality or performance, the Company's business, financial condition and results of operations would be materially adversely affected.

  There can be no assurance that the Company's products will achieve broader market acceptance or that the Company will be successful in marketing its products or product enhancements. In the event that the Company's current or future competitors release new products that have more advanced features, offer better performance or are more price competitive than the Company's products, demand for the Company's products would decline. A decline in demand for the Explore client/server software or the VIP family of reference databases as result of competition, technological change, evolution of the Internet or other factors would have a material adverse effect on the Company's business, financial condition and results of operations.


MANAGEMENT OF EXPANDING OPERATIONS; KEY PERSONNEL

  The Company's business has grown rapidly in recent years, and the Company has experienced significant growth in the number of its employees, the scope of its operating and financial systems and the geographic area of its operations, which has placed a significant strain on the Company's management. The Company's future results of operations will depend in part on the ability of its officers and other key employees to continue to implement and expand its operational, customer support and financial control systems and to grow, train and manage its employee base. Should the Company's business continue to expand, there can be no assurance that the Company will be able to manage this expansion successfully, and any inability to do so would have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the Company believes that its future success will also depend to a significant extent upon its ability to attract, train and retain highly skilled technical, management, sales, marketing and consulting personnel. Competition for such personnel is intense, and the Company expects that such competition will continue for the foreseeable future. The Company has from time to time experienced difficulty in locating candidates with appropriate qualifications. There can be no assurance that the Company will be successful in attracting or retaining such personnel, and the failure to attract or retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operation.


RISKS RELATED TO ACQUISITIONS

  The Company acquired CADIS in November 1997. The successful integration of CADIS has required substantial attention from management. The majority of the costs associated with the acquisition have already been incurred, but the anticipated benefits of the acquisition derived from the successful integration of the CADIS operations are just now being accrued. The diversion of the attention of management from the day-to-day operations of the Company, or difficulties encountered in the transition and integration process, could have a material adverse effect on the business, financial condition and results of operations of the Company.

  In connection with the Merger, the Company terminated current or potential contractual relationships between CADIS and certain customers of CADIS. Although the Company believes that this action was not in breach of contractual obligations of CADIS or any rights of other parties that may have existed at the time, there can be no assurance that any of these customers will not bring an action against CADIS or the Company claiming contract or tort damages arising out of the Company's termination of these relationships, or that, in the event any such action is brought, the Company will be successful in defending it.

  In connection with its investigation of certain potential antitrust issues arising out of the Merger, the Federal Trade Commission (the "FTC") has issued a civil investigative demand and a subpoena requesting certain information and documentation with respect to the Company's business. Although no premerger notification was required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 for the CADIS Merger because of the size of the parties, the FTC's demand is similar in scope to that of a request for information by the FTC that may follow a premerger notification. While the Company intends to cooperate with the FTC's investigation, it does not believe that the Merger was in violation of federal antitrust laws. Although the Company could incur significant expenses in cooperating with the investigation, the Company does not believe that the outcome of the FTC's investigation will have a material adverse effect on the Company's business or results of operations. However, there can be no assurance of such outcome.

  To implement its business plans, the Company may make further acquisitions in the future, which will require significant financial and management resources both at the time of the transaction and during the process of integrating the newly-acquired business into the Company's operations. The Company's operating results could be adversely affected if it is unable to successfully integrate such new companies into its operations. There can be no assurance that any acquired products, technologies or businesses will contribute at anticipated levels to the Company's sales or earnings, or that sales and earnings from combined businesses will not be adversely affected by the integration process. Certain acquisitions or strategic transactions may be subject to approval by the other party's board of directors or stockholders, domestic or foreign governmental agencies or other third parties. Accordingly, there is a risk that important acquisitions or transactions could fail to be concluded as planned. Future acquisitions by the Company could also result in issuances of equity securities or the rights associated with the equity securities, which could potentially dilute earnings per share. In addition, future acquisitions could result in the incurrence of additional debt, taxes, contingent liabilities, amortization expenses related to goodwill and other intangible assets and expenses incurred to align the accounting policies and practices of the acquired companies with those of the Company. These factors could adversely affect the Company's future operating results, financial position and cash flows. As some of the Company's competitors have pursued a strategy of growth through acquisition, there is a risk that future acquisitions could be more expensive due to competition among bidders for target companies.

CUSTOMER CONCENTRATION

  Historically, a relatively small number of customers has accounted for a significant percentage of the Company's total revenues, and the Company expects that it will continue to experience significant customer concentration for the foreseeable future. In the year ended December 31, 1997 sales to one customer accounted for 11% of the Company's revenues. No other customer in any of the three years ended December 31, 1997 accounted for more than 10% of revenues. There can be no assurance that such customers or any other customers will in the future continue to license or purchase products or services from the Company at levels that equal or exceed those prior periods, or at all.


COMPETITION

  The market for the Company's products is highly competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company's products are targeted at the emerging market for open, client/server software solutions, and the Company's competitors offer a variety of products and services to address this market. Among the Company's principal competitors is the Information Handling Systems division of IHS Group, Inc. ("IHS"), a privately held software and data publishing company. The Company had licensed a reference data product, CAPS, from IHS from 1992 until the license expired in October 1997. Prior to October 1997, the Company offered CAPS on a limited basis to certain current and potential customers who typically use it in addition to the Company's family of reference databases. Further, the Company currently faces indirect competition from third-party professional service organizations and internal management information systems and computer-aided design departments of potential customers that develop custom internal software.

  In the future, in light of relatively low barriers to entry in the software industry, the Company could experience additional competition from other established or emerging companies as the client/server application software market continues to develop and expand. In particular, Relational Database Management Systems ("RDBMS") vendors, enterprise resource planning ("ERP") firms, PDM vendors, supply chain management companies, computer aided design ("CAD") distributors or professional service providers may in the future enter the Company's market with competitive products. To the extent that the Company expands into Internet-based or other forms of delivery of data, the Company may encounter additional competition from its existing competitors and other established or emerging companies. Many of these potential competitors have well-established relationships with the Company's current and potential customers, have extensive knowledge of the client/server industry, better name recognition and significantly greater financial, technical, sales, marketing and other resources and are capable of offering single vendor solutions that span multiple industries. It is also possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that competition will increase as a result of software industry consolidations. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products.

DISTRIBUTION RISKS

  An integral part of the Company's strategy is to expand its direct sales force and to establish marketing, selling and consulting relationships both domestically and internationally. In addition, the Company intends to leverage its relationships with hardware and software vendors and systems integrators to encourage these parties to recommend or distribute the Company's products. The Company has invested resources and may invest additional resources to develop these channels. The ability of the Company to achieve revenue growth in the future will depend on its success in adding a substantial number of direct sales employees and establishing marketing, selling and consulting relationships during 1998 and future periods. There can be no assurance that the Company will be able to attract sufficient direct sales personnel, software vendors, systems integrators or other marketing or selling partners to market the Company's products effectively. There can be no assurance that the cost of the Company's investment in direct and indirect sales channels will not exceed the revenues generated from such investment, if any, or that the Company's sales and marketing organization will successfully compete against the sales and marketing organizations of the Company's competitors.


INTERNATIONAL SALES

  In fiscal 1995, 1996 and 1997, and the first nine months of 1998, international sales accounted for approximately 18.9%, 20.3%, 17.0% and 10.9% of the Company's revenues, respectively. In addition, although the Company records revenues based on the billing location, certain domestic billings include licenses that may be deployed by customers or resold through indirect channels into international locations. The Company expects that international sales will continue to account for a significant percentage of the Company's revenues for the foreseeable future. However, there can be no assurance that the Company will achieve any significant degree of penetration in any international market.

  There are a number of risks inherent in the Company's international business activities, including unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, potentially adverse tax consequences, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. International sales are denominated and collected in both U.S. and foreign currency. Accordingly, a portion of the Company's international revenues are subject to currency fluctuation risks. In those jurisdictions in which the Company's sales are denominated in foreign currency, fluctuations in such currencies could adversely affect the profitability of sales made in such jurisdictions and therefore adversely affect the Company's business, financial condition or results of operations. Further, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets where the Company's sales are denominated in U.S. dollars. The Company to date has engaged in foreign currency hedging denominated in U.S. dollars only to a limited extent. In addition, the Company's revenues earned in various countries in which the Company does business may be subject to taxation by more than one jurisdiction, thereby adversely affecting the Company's earnings. There can be no assurance that any of the foregoing factors will not have a material adverse effect on the revenues from the Company's future international sales and, consequently, the Company's financial condition and results of operations.

  Significant fluctuations in currency exchange rates against the U.S. dollar, such as the recent significant fluctuations in Asian currencies, may cause deferrals, delays and cancellation of orders. The financial systems in Japan, South Korea, Taiwan, Singapore, and other Asian nations have experienced significant turmoil. Recently announced financial failures by leading Asian financial institutions have increased concerns over Asian economic stability. Such turmoil in the financial markets has caused manufacturers in these countries to delay or defer capital expenditures. Diminished economic growth in Asia could reduce consumer demand for the Company's products and related services.

RISK OF INDIAN OPERATIONS

  The Company has operations in Bangalore, India with 319 employees as of September 30, 1998. The Company is dependent to a significant extent upon the ability of its Indian operations to successfully maintain and upgrade its reference data products. The Company believes that the success of its Indian operations will depend in large part upon its ability to attract, train and retain highly skilled technical and management personnel in India. Competition for such personnel in India is intense, and there can be no assurance that the Company will be successful in attracting a sufficient number of qualified personnel. The Company is directly affected by the political and economic conditions to which India is subject. In addition, many of the Company's expenses in India are paid in Indian currency, thereby subjecting the Company to the risk of foreign currency fluctuations. Any difficulties in coordinating or managing the Indian operations due to cultural, geographic, communication or other reasons could have a material adverse effect on the Company's business, financial condition or results of operations.

NEED TO DEVELOP, MAINTAIN AND IMPROVE REFERENCE CONTENT PRODUCTS

  The Company's family of component reference content products are comprised of a large amount of information supplied by component suppliers that requires frequent updating and expansion. As a result, the Company must continue to invest substantial resources in its reference content products. The information regarding components and suppliers contained in the Company's family of component reference content products is derived from supplier information and is not proprietary to the Company. Therefore, other parties may independently create similar reference content products. Furthermore, the Company currently plans to develop, license or acquire reference content products for additional global vertical markets, which will impose significant additional burdens on its content product development efforts. As the information contained in the Company's reference content products expands or if the Company's customer base demands more frequent updates, unforeseen problems with entering, updating, managing or delivering the data could arise. Because the Company's customers rely on the information contained in the Company's family of component reference content products to design and procure components for their products, the accuracy, completeness and currency of the information in those content products is critical. To the extent that the Company is unable to keep its reference content products accurate, complete or current, its customers may become dissatisfied with these products and discontinue their purchase of the Company's products and services. In the event that the Company's family of component reference content products is or is perceived to be inaccurate, incomplete or out-of-date, the Company's business, financial condition and results of operations could be materially adversely affected.


RISK OF PRODUCT DEFECTS

  Software and reference content products as complex as those offered by the Company frequently contain undetected errors or failures when first introduced or when new versions are released. The Company has in the past discovered software bugs and data errors in certain of its products and enhancements, both before and after initial shipment. There can be no assurance that, despite testing by the Company and its customers, errors will not occur in products, data or releases after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, financial condition and results of operations.


RISKS ASSOCIATED WITH EMERGING INTERNET MARKET

  A portion of the Company's strategy is to leverage the Web to provide access to its family of reference databases, as well as to additional value-added content. The Company may devote substantial resources to developing products designed for use with the Web, and there can be no assurance that the revenues generated, if any, from the use of the Web will be greater than the costs of developing and modifying products for such use. Further, the Company's solutions may be rendered obsolete by, or less valuable in comparison to, competitive solutions made possible by future development of the Web. If this were to occur, the Company's business, financial condition and results of operations would be materially adversely affected.

DEPENDENCE ON PROPRIETARY AND LICENSED TECHNOLOGY

  The Company's success is heavily dependent upon proprietary technology. The Company relies primarily on a combination of copyright, trademarks, trade secrets, confidentiality procedures and contractual provisions with its employees, consultants and business partners and in its license agreements to protect its proprietary rights. The Company seeks to protect its software, published data, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary.

  The Company has submitted patent applications for various technology innovations in its client/server software. In addition, certain patent applications have been filed by CADIS, of which three patents have been issued . There can be no assurance that all patents will be issued or that any patent, once issued, will provide sufficiently broad protection or will prove enforceable in actions against alleged infringements.

  While the Company is not aware that any of its products infringes the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that it may increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to Company or at all, which could have a material adverse effect upon the Company's business, financial condition or results of operations.

  In addition, the Company relies on certain software and data that it licenses from third parties, including software and data that are used in the Company's products to perform certain functions. There can be no assurance that such firms will remain in business, that they will continue to support their products or that their products will otherwise continue to be available to the Company on commercially reasonable terms. The Company believes that substantially all of the software it licenses is available from vendors other than the Company's current vendors and could be replaced with equivalent software in a timely manner. However, it is possible that the loss of or inability to maintain any of these software licenses could result in delays or cancellations in products shipments until equivalent software can be identified and licensed or developed and integrated with the Company's products. Any such delay or cancellation could materially adversely affect the Company's business, financial condition and results of operations.

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

     While the Company intends to cooperate with the FTC's investigation, it does not believe that its acquisition of CADIS was in violation of federal antitrust laws. The Company cannot accurately estimate the cost of responding to and complying with the FTC's subpoena, but believes that such cost may be significant. The Company does not believe that the outcome of the FTC's investigation will have a material adverse effect on the Company's business or results of operation, although there can be no assurance of such outcome.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

            Exhibit 27.1--Financial Data Schedule (filed electronically)

       (b)  Reports on Form 8-K

  The Company filed a report on Form 8-K, dated August 14, 1998, disclosing the effect of a two-for-one stock split in the form of a stock dividend, effective August 14, 1998, on certain financial information included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 and in its Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 1998.

  The Company filed a report on Form 8-K dated September 1, 1998, relating to adoption of a rights plan and a dividend distribution of preferred share purchase rights to shareholders of record on October 11, 1998.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Aspect Development, Inc.


November 12, 1998             /s/ David S. Dury
                            ----------------------------------------------
                              David S. Dury
                              Vice President and Chief Financial Officer
                              (Principal Financial and Accounting Officer)