Form 10-K405
period 1998-12-31
ASPECT DEVELOPMENT INC
filed 1999-03-31
CIK 1013334

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                                 ANNUAL REPORT
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of the Common Stock as reported on the NASDAQ National Market on March 23, 1999) was approximately $594,989,317. The number of outstanding shares of the Registrant's Common Stock as of the close of business on March 23, 1999 was 31,093,407.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated by reference in Part III of the Form 10-K to the extent stated herein.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            ASPECT DEVELOPMENT, INC.

                                   FORM 10-K

                  For the Fiscal Year Ended December 31, 1998

                               Table of Contents

                                                                           Page
                                                                           ----
                                    PART I
 Item 1.  Business......................................................     3
 Item 2.  Properties....................................................    14
 Item 3.  Legal Proceedings.............................................    15
 Item 4.  Submission of Matters to a Vote of Security Holders...........    15
                                    PART II
 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................    15
 Item 6.  Selected Consolidated Financial Data..........................    16
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    22
 Item 7A. Quantitative & Qualitative Disclosures About Market Risk......    33
 Item 8.  Financial Statements and Supplementary Data...................    34
 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................    56
                                   PART III
 Item 10. Directors and Executive Officers of the Company...............    56
 Item 11. Executive Compensation........................................    56
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................    56
 Item 13. Certain Relationships and Related Transactions................    56
                                    PART IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
          K.............................................................    57
 Signatures..............................................................   59

                                    PART I

   This report contains forward-looking statements. These statements relate to future events or Aspect's future financial performance. In some case, forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable technology. These statements reflect only management's current expectations. Actual evens or results may differ materially from any forward-looking statements. Factors that should cause or contribute to such differences are discussed below and under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors." Aspect does not undertake any obligations to update any forward-looking statements contained in this report to reflect any future events or developments.

ITEM 1. BUSINESS.

   Aspect Development, Inc. ("Aspect" or the "Company") develops, markets and supports enterprise solutions combining client/server software and content databases that enable manufacturers to improve product development and business processes through component and supplier management ("CSM"). CSM solutions enable rapid search, comparison and selection of optimal components and suppliers, promote the reuse of design and manufacturing knowledge, support the consolidation of the inbound supply chain and facilitate automation of the related design and procurement processes. Aspect's CSM solutions technology-enable "in-bound supply chain management," providing the information bridge between suppliers, sourcing and design, as well as suppliers, sourcing and plant operations. Aspect solutions complement the role of enterprise resource planning ("ERP") systems in planning, manufacturing and order entry and the role of product data management ("PDM") systems in design release and configuration management.

   The Aspect CSM solutions offer manufacturers high return, low risk, and rapid deployment. CSM enables companies to streamline their inbound supply chain through three related CSM solutions for procurement, engineering and plant management. Aspect's CSM facilitates savings by providing decision support technology for strategic sourcing, speeds time to market by enabling strategic product development, and saves plant management costs. Aspect CSM solutions create a unified repository of all component/commodity and supplier data, coupled with powerful decision support, desktop access to industry-wide information about parts and suppliers, rapid deployment and workflow/process automation. Aspect's CSM solutions are licensed to global enterprises in many industry manufacturing markets including electronics and high technology, aerospace and defense, automotive, industrial process and consumer package goods. Aspect's solutions all depend on a unique triad of technology, content and services to deliver high value to customers.

Customers

   Aspect's customers include more than 150 of the 200 largest manufacturing companies in the world spanning multiple industries such as electronics/high technology, aerospace and defense, automotive, industrial equipment, process and consumer packaged goods (CPG). The Company's revenues in any period are substantially dependent upon a relatively small number of large sales, ranging from $1 million to $10 million. The Company expects that this trend will continue for the foreseeable future.

Aspect Product Elements

   Core Explore Technology. Providing the base for all Aspect solutions--CSM for Strategic Sourcing Management, CSM for Strategic Product Development, and CSM for Strategic Plant Management is the company's core client-server technology, called Explore.

   Explore Server. The Explore Server provides a variety of features for component and supplier management, including a parametric search engine, a cascade search engine, a forms editor for workflow/process automation and a class and object editor. The Explore Server enables the storage and management of parametric data, metadata, text, images, graphics and CAD files. Objects such as components, suppliers or reusable design elements can be organized into one or more classes, which can be organized into one or more hierarchies for ease of classification and search. Objects can also be characterized by their form, fit, function and technical parameters, their business or other parameters and by their catalogs, specifications or CAD drawings/models. Relationships and cross-references between classes or objects can also be defined. The Explore Server is a portable object-oriented application written in C++ that is supported on various UNIX server platforms (Sun, IBM and HP) and on Microsoft NT servers, and operates in conjunction with the embedded Oracle Relational Database Management System ("RDBMS").

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

  . Cascade Search Engine. The cascade search engine enables simultaneous ad-hoc parametric searching across a combination of component, supplier, design reuse or other class hierarchies. Relationships between a class of components, such as memory devices, and its manufacturers, distributors, CAD design libraries and preferred parts and suppliers lists can be viewed graphically to assist in the rapid setup of the search criteria. This functionality is particularly important for analytical searches, which involve complex combinations of technical and business parameters. For example, a user may search for certain memory devices with an access time of 50 nanoseconds, lead time of less than two weeks, and cost of less than two dollars from preferred suppliers that are ISO 9000 certified and for which reusable CAD libraries are already available. This type of complex search across multiple classes is significantly more difficult to manage without the cascade search capability.

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

   Explore Client and Features. Explore Client software is supported on a variety of PC and UNIX platforms, as well as commercially available Web browsers. The client software presents the services and features of the Explore Server software through such familiar GUI features as folders, icons and toolbars and supports Windows and other graphical environments. Class hierarchies and relationships can be viewed in a graphical browser. Using point-and-click methods, users can rapidly locate the desired class of information for subsequent searching, initiate parametric or cascade searches, compare results using spreadsheet windows, organize component information into user-specified lists, and view related data or documents. The Explore client software GUI configures itself directly from the data model stored in the Explore Server. Therefore, if the model changes, the GUI reconfigures itself automatically without any custom programming.

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

  . ACE. Explore's Alternate Component Expert ("ACE") opens new opportunities for consolidation, volume buying, component obsolescence management, and cost cutting through elimination of redundant part numbers. ACE quickly and easily searches both legacy data and VIP reference databases. Searches for equivalent parts with ACE, based on dozens of parameters, are more accurate and efficient than searches based on part numbers only. If an equivalent component cannot be found, users can then turn to performance upgrades where a part may actually cost less due to volume discounts of consolidated purchases or downgrades. For example, defense contractors may retool products for commercial markets, whose performance requirements are less stringent, creating the opportunity to lower product cost. ACE is a complete software and data solution, and includes the underlying rules for equivalents, upgrades and downgrades, based on best practices.

   Explore Options. In addition to the basic functionality available with Explore, customers can choose to enhance their CSM solution with the following options:

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

  . SAP and Baan Integration. All of Aspect's applications integrate directly into SAP's environment and that of Baan Company N. V. ("Baan"). Aspect is a SAP and Baan certified partner, which ensures that Aspect software will maintain integration integrity with each partner's products throughout release cycles, and that customers will be supported by each partner's support organization.

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

  . Explore Rapid Application Development ("RAD"). RAD is a software toolkit targeted at the application development programmer rather than the Explore client end user. RAD is used to develop Softmodels (datamodel) to customize Explore, integration to legacy systems, or unique applications, such as a bill of materials analysis, layered on Explore.

Server Platforms and Interfaces

   Aspect's CSM solutions operate in an open client/server environment allowing customers to use various UNIX servers from Sun Microsystems, Inc. ("Sun"), International Business Machines (IBM), Hewlett-Packard (HP) and Digital Equipment Corporation, as well as servers based on Microsoft NT. Customers working in either an Intranet or Internet environment can gain access to Aspect's CSM data and decision support tools from all major client platforms, including traditional Windows and UNIX native clients as well as from Web browsers.

   The Aspect CSM solutions also include standard interfaces and tools that facilitate CSM integration with ECAD, MCAD, ERP, PDM and other enterprise systems, including legacy systems. Aspect's products are designed to provide an out-of-the-box solution for rapid enterprise-wide deployment and are scalable from a divisional solution to an enterprise deployment of hundreds or thousands of users in a heterogeneous information technology environment. In order to provide a complete solution, Aspect offers a complete suite of content databases, as well as consulting services to accelerate CSM data migration and implementation.

Aspect Content Databases

   The Company's family of reference databases provides regularly updated information for components, commodity suppliers, and indirect goods. In 1998, the Company's content subscriptions grew by 23%, illustrating that the content business is a key ingredient of the company's unique business model and value proposition.

   VIP Reference Databases. Aspect's VIP (Very Important Parts) database contains over 5 million electronic, electro-mechanical and mechanical components available from almost 1000 manufacturers. The VIP component reference databases include an index of search and select parameters that enables rapid component search, comparison and selection based on form, fit and function and other technical characteristics, as well as electronic versions of databooks and datasheets. VIP component reference databases provide broad, industry-wide coverage of component manufacturers, enabling users to rapidly access standardized component information at their desktops instead of searching manually through many different and often inconsistent paper databooks or web sites, or receiving information from one manufacturer at a time. The VIP component reference databases are organized by major device group, including integrated circuits and discrete semiconductors, passive components, and electromechanical components. The Company updates its VIP component reference databases daily and delivers these updates to its customers weekly and quarterly via the web or on computer tape. VIP component reference databases are integrated with the Company's Explore client/server software and internal content to enable a comprehensive CSM solution for enterprise data management.

   VIP reference databases utilize the Company's Standard Classification Scheme (analogous to a table of contents) and VIP data dictionary, which defines the classification structure in which the part classes reside and the standard definitions of the search parameters, including names, descriptions, units of measure, allowable values and other criteria.

   The VIP family of VIP component reference databases includes the following individual databases:

  . VIP IC and Discrete Semiconductors Reference Database, includes memory, programmable logic, digital logic, microprocessor, analog, interface, telecom/datacom, consumer, transistor, diode, transformer and trigger devices, as well as opto-electronic devices and accessories and RF/Microwave components and modules.

  . VIP Passives Reference Database: includes capacitor, resistor, inductor and transformer components.

  . VIP Electro-Mechanical Reference Database: includes connectors, relays, and switches.

  . VIP Military Specifications Database: includes military characteristics and specifications for military-rated integrated circuit and discrete semiconductor components, as well as electronic specification drawings for passives, electromechanical and mechanical devices.

   LCM Databases. Aspect's LCM (Life Cycle Management) product is a reference database that provides a repository of component life cycle information identifying existing obsolete and active components as well as daily notification and alerts for recently obsoleted components. The database also includes prediction information on components by estimating the number of years to end of life. The database can be established to track customer-specific components with alerts for pending obsolescence of affected parts.

   VIS Databases. Aspect's VIS (Very Important Supplier) databases include supplier information on millions of suppliers. The database is built using multiple data sources. The Supplier Reference databases provide such information as contact information, company lineage (headquarter, domestic ultimate, global ultimate), demographics, supplier risk information and commodity identification for products and services each supplier provides.

   MRO Reference Databases. Aspect has two Maintenance and Repair Operations ("MRO") Reference databases, including MRO-Operations, and MRO-Business Essentials. The Company's MRO-Ops Reference database contains information on products from over 5,000 suppliers of operational management items, such as pipes, valves, fittings, solvents, cleansers, repair items and hardware. The Company is sourcing data for MRO-Ops from a variety of suppliers and publishers. MRO-Business Essentials contains standardized, organized information for over 95% of all commercially available office products. Manufacturer part numbers are cross-referenced to the part numbers used by the major suppliers of office products. MRO-Business Essentials provides standardized information on major commercial computer and office products and supplies, and is cross-referenced to part numbers used by the major suppliers. Information about office products in MRO-Business Essentials spans all standard office products and major office products distributors. MRO-Business Essentials also contains information on computer equipment, peripherals, and related supplies.

   Preferred Catalogs. Tailored reference databases for commercial off-the-shelf parts can be implemented in the form of a preferred catalog for customers, where a unique catalog is created reflecting the parts, commodities and suppliers that are preferred by each customer. The resulting catalogs are used by engineering for product development, by procurement for commodity management, and by manufacturing/operations to support such functions as requisitioning and plant maintenance. In cases where customers have unique or proprietary parts or specific suppliers to be cataloged, Aspect uses its expertise in collecting, cleansing, migrating, enriching and publishing a variation of Preferred Catalog called a Design Encyclopedia to contain the required custom parts, designs, assemblies or equipment spares information.

Aspect Services

   The Company provides CSM Professional Consulting and Content Services for CSM customers. Aspect is the world leader in CSM content services, which typically includes such tasks as legacy data migration, cleansing, and standardization and enrichment of existing customer component and supplier data, as well the development of electronic catalogs. Aspect's Business Process Services assist the customer in implementing CSM best practices for preferred parts management, inbound supply chain consolidation, design reuse and strategic sourcing, strategic product development and strategic plant management.

Aspect Product Solutions--Combining Technology, Content and Services

   Explore core technology, content, and services are combined to create three strategic decision support solutions designed for procurement, product development, and plant management. The three product solutions are CSM for strategic sourcing, CSM for strategic product development, and CSM for strategic plant management. Aspect derives a significant portion of its revenue from these products and services. See "Risk Factors."

   CSM for Strategic Sourcing, provides rapid analysis and reporting to enable strategic sourcing programs for discrete components and commodities, as well as indirect commodities such as plant maintenance, equipment spares, MRO goods and office products. It combines the proven capabilities of Explore--high-performance parametric classification, search, and comparison engine--with component and supplier reference catalogs and open, scalable data mart technology to provide a rapidly deployable, technology-enabling framework that helps manage spending, rationalize suppliers and materials, and enforce sourcing strategies enterprise-wide. Aspect's Strategic Sourcing modules include:

  Strategic Sourcing Management Datamart
  The CSM datamart is an open, star-schema architecture based on a pre-configured, best practices business model with integrated supplier and material reference content. The design supports ad-hoc, multi-dimensional analysis by supplier and part level parametric attribute or by any combination of four basic information "dimensions": commodity/component, supplier, division, and time. The sourcing datamart utilizes the many-to-many cross-reference capabilities within Explore to provide true enterprise-wide visibility even if there are different part, supplier, and commodity identification codes across the business.

  Best Practices Business Model
  Aspect CSM for Strategic Sourcing Management provides a pre-configured best practices business model that assembles disparate data elements into meaningful business intelligence. This model is designed to specifically support the key strategic sourcing practices of commodity management, supplier rationalization, material consolidation, and design/source for supply. The business model can be tailored to specific or evolving requirements without software modification.

  Supplier Performance Management System
  Aspect's Strategic Sourcing Management provides centralized and aggregated visibility to over 30 objective and subjective supplier performance metrics. In addition, the Aspect solution retains a separate area where internal supplier information can be retained along with "enterprise enabled" parameters, such as certification date, Kanban enabled, EDI enabled, Year 2000 enabled, Preferred, strategic worldwide, as examples.

  Graphical Navigator and Dashboard User Interface
  The Aspect Navigator(TM) uses the intuitive Microsoft Windows "nested folder" usage metaphor to provides point-and-click, ad-hoc query of the information in the data mart, and automatically configures itself to any changes made in the object-relational business model. In addition, the Dashboard(TM) provides configurable "push buttons" to generate pre-defined processes or queries.

  Strategic Decision Support Reporting and Analysis
  CSM for Strategic Sourcing provides decision support and analyses programs including historic and forecast spending by commodity and division, current and potential supply allocation, duplicate parts, and top suppliers.

  The Aspect Consolidator
  Designed to enable easy system administration, the Consolidator(TM) manages the load/update of transaction data from multiple disparate legacy systems into the strategic sourcing datamart through a JAVA-based graphical user interface. The Consolidator allows users to schedule processing of data "shipments" and then monitor execution of the resulting job stream through a constant state monitor that reports selected job attributes and performs electronic notification at pre-defined events. For example, the Consolidator can electronically notify system administrators via email of the job number, user, and time when processing has begun, completed, or generated an error condition.

  E-Supply Direct Connect
  Aspect's Direct Connect is the powerful mechanism that enables direct sharing of data between the customer and strategic suppliers. Information exchanged via Direct Connect can include such information as component price changes, inventory updates, BOM exchanges, new delivery schedules, etc.

   CSM for Strategic Product Development, or SPD, enables engineering to maximize design efficiency by setting up preferred parts and design programs. CSM for Product Development combines software, content and services to guide designers to preferred components and designs, dynamically assesses individual part "preferredness," and evaluates design intent against operational cost and other factors. The SPD solution includes the following product modules:

  CSM Catalog ManagementTM
  Aspect's CSM Catalog Management module provides an enterprise-wide master catalog for parts and suppliers. Aspect Content Services creates the catalog by cleansing and enriching customer data, cross-referencing it to Aspect's reference content, and organizing data with Aspect's Standard Classification Scheme (SCS), which provides an easy-to-navigate classification tree and dozens of searchable form-fit-function parameters. Parts are cross-referenced to an unlimited number of internal part numbering schemes enabling designers to easily locate and analyze alternates, upgrades, and downgrades.

  Design EncyclopediaTM for Company-Specific Assemblies and Designs
  Users enhance basic CSM Catalog Management with the Aspect Design Encyclopedia. The Design Encyclopedia extends Aspect's Standard Classification Scheme to include custom classes and search parameters for company-specific assemblies and designs. Design Encyclopedias are authored and maintained through advanced data migration tools and industry-specific domain consultants. These designs and assemblies can then be shared enterprise-wide, leveraging them for new product development and re-use.

  Strategic Design Management for Analysis of Preliminary Parts Lists Aspect's Strategic Design Management module provides designers with a powerful desktop tool for creating preliminary parts lists and analyzing new designs against a variety of design metrics, including component cost, availability, inventory, or technical attributes. By performing these analyses early in the design cycle, costly design choices can be spotted early and corrected before design freeze.

  Preferred Component ManagementTM
  Aspect's Preferred Component Management module dynamically manages and promotes preferred part and supplier programs across the enterprise. Aspect's Preference Generator(TM) makes it easy to capture design intent for a wide variety of "preference factors" at the beginning of a new design program. Preferred Component Management then dynamically creates and manages preferred part lists as part attributes change over time. Typical preference factors include cost, supplier rating, lead-time, quality, engineering change order (ECO) activity, and local availability.

  Life Cycle ManagementTM to track Component Obsolescence
  Aspect's Life-Cycle Management module enables engineers to review designs at a bill-of-material (BOM) and platform level, predict obsolescence issues, and then make fully informed trade-off decisions, evaluating the cost of last time buys against the cost of new system or sub-system redesigns. The module includes a full catalog of both obsolete and predicative life-cycle management factors for most critical electronic components. The module includes a dynamic monitoring and notification management function that triggers alerts well before the situation becomes critical.

   CSM for Strategic Plant Management, or SPM, is Aspect's decision support solution for plant operations and maintenance, providing strategic management of equipment spares, maintenance and repair items, as well as indirect MRO commodities, office supplies, computer products and services. SPM provides plant maintenance professionals with a complete, current and cross-referenced catalog of all MRO items and suppliers organized in a standard classification scheme for ease of search, comparison and selection. It was designed to provide the economic and process efficiencies of enterprise-wide MRO management without sacrificing local flexibility by creating a central repository of all MRO items and suppliers used in the enterprise, yet allowing individual user and site-specific views of the data.

   CSM for Plant Management customer catalogs contain:

  . Customer-configurable data model, business rules, and workflows

  . Comprehensive analysis and reporting

  . Intuitive "walk-up" graphical user interface

  . Integrated catalog for stocked and non-stocked items

  . Immediate access to key documents such as Material Safety Data Sheets, drawings, and best-practice maintenance procedures

  . Powerful "notes' facility to share and leverage repair knowledge across the enterprise

  . Multiple user views including customized views per plant

   With the CSM for Strategic Plant Management solution, customers can automate and sustain best practices and improved processes to suit their operations and their ERP implementation. It has been designed to work seamlessly with SAP R/3, with additional ERP and procurement systems supported through API integration. Features include:

  . Preferred item and supplier management at the enterprise, business unit and plant levels

  . Spare parts management of stock and non-stock items to minimize inventory

  . Maintenance decision support for planned and unplanned repairs

  . Access from familiar SAP screens, workflow requests, and item masters

  . Seamless integration and sharing of SAP R/3 Plant Maintenance data combined with external supplier data

Customer Service and Support

   The Company's customer service and support organization provides customers with technical support, training, consulting and implementation services. All of the Company's current customers have software maintenance agreements with the Company that provide for one or more of the following services:

   Customer Education and Training. The Company offers training courses designed to meet the needs of end users, data modeling, knowledge, and integration experts and system administrators. The Company also trains customer personnel who in turn train end users in large global enterprise deployments. Training classes are provided at the Company's offices in Mountain View, California; Boston, Massachusetts; London, England; Tokyo, Japan; and Bangalore, India. The Company provides on-site training services upon request by customers at a higher cost. Fees for education and training services are in addition to and separate from the fees for software and content products and are typically charged either per student per class, or on a per diem basis.

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

Sales and Marketing

   The Company markets and sells its products and services primarily through a direct sales force based in Mountain View, California and in field sales offices in North American metropolitan areas of Atlanta, Boston, Cincinnati, Cleveland, Chicago, Dallas, Denver, Houston, Los Angeles, New York and Toronto, and abroad in London, Paris, Munich, Tokyo and Bangalore. As of December 31, 1998 the Company's sales and marketing organization consisted of 214 employees. To support its sales force, the Company conducts a number of marketing programs, which include public relations, advertising, CSM industry conference event, telemarketing, seminars, direct mail, trade shows and customer advisory board meetings. The Company's sales team includes persons performing strategic account management, applications, and consulting and business development roles. The Company also has worldwide strategic reselling agreements with SAP and Baan, a joint marketing and systems integrator agreement with Nihon Unisys, Ltd. (NUL) in Japan, and a sales representative agreement in South Korea with Advanced Technology of Engineering Systems Co., Ltd. ("ATE").

   The Company's near-term strategy is to continue its focus its sales and marketing efforts to a highly targeted "Aspect 500" list of the top 500 worldwide discrete manufacturers and top 500 manufacturers in the process, chemical, pharmaceutical and related industries, and to explore additional sales opportunities among its current customer base. The Company's field sales force conducts multiple presentations and demonstrations of the Company's CSM strategic decision support solutions for sourcing (SSM), product development
(SPD) and MRO operations (SPM) to management and users at the customer site as a part of the direct sales effort. Sales cycles generally range from six to twelve months or longer. The direct sales force is responsible for joint sales efforts and management of multiple channels. The 1998 sales breakdown between locations was (in thousands): U.S. $75,232 or 87.1%, UK $8,413 or 9.7% and Asia $2,720 or 3.2 % for a total of $86,365.

   International sales accounted for 12.9%, 17.0%, and 20.3% of the Company's total revenues in 1998, 1997, and 1996 respectively. In addition, although the Company records revenues based on the billing location, certain domestic billings include licenses that may be deployed by customers or resold through indirect channels into international locations. The Company believes that in order to increase sales opportunities and profitability, it will be required to expand its international sales. The decreasing international percentages of total revenue for 1996 through 1998 are attributable to faster comparative growth of new sales and expansion sales in North America. The Company intends to continue to expand its direct and indirect sales and marketing activities worldwide, which will require significant management attention and financial resources.

   The Company has committed, and continues to commit, significant time and financial resources to developing international sales and support channels. There are a number of risks inherent in the Company's international business activities, including unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, potentially adverse tax consequences, currency fluctuations, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. In addition, revenues of the Company earned in various countries where the Company does business may be subject to taxation by more than one jurisdiction, thereby adversely affecting the Company's earnings. There can be no assurance that such factors will not have an adverse effect on the revenues from the Company's future international sales and, consequently, the Company's business, financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors."

   The Company generally ships its products within a short period of time after execution of a license. As a result, the Company typically does not have a material backlog of unfilled license orders at any given time, and the Company does not consider backlog to be a meaningful indicator of future performance.

Strategic Alliance Partners

   The Company believes that in order to provide comprehensive CSM solutions, it will be necessary to develop, maintain and enhance close alliances with vendors of hardware, software, databases, data and professional services. In addition to the strategic reselling agreements with SAP and Baan, the Company has established marketing, integration and strategic alliances with a number of major vendors, including IBM, HP, Cadence, EDTN, Arrow Electronics, Dun & Bradstreet, SDRC/Metaphase Technology, Inc., Oracle, Parametric Technology, Sherpa Corporation, Siemens Business Systems, Sun, Viewlogic and a relationship with two of the consulting groups of the Big 5 accounting firms, Ernst & Young and PricewaterhouseCoopers. The Company's alliances with hardware vendors have enabled it to integrate its solution with several industry standard hardware platforms. The Company has formed an Enterprise Partners Program with vendors of complementary products and meets regularly with its Enterprise Partners to enhance integration between their complementary products and the Company's products. The Company believes these alliances may enhance the Company's ability to deliver a CSM solution that supports customers' existing enterprise data management architecture and that is tailored to the specific requirements of their industry. Although the Company seeks to maintain close alliances with these companies, if the Company is unable to develop and retain effective, long-term alliances with these third parties, the Company's competitive position could be materially adversely affected.

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

   As of December 31, 1998, the Company's research and development organization consisted of 390 full time employees, 285 of whom are employed by the Company's facility at Bangalore, India. During 1998, 1997 and 1996, research and development expenses were approximately $15.9 million, $11.2 million, and $8.8 million, respectively.

Competition

   The market for the Company's products is competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company's products are targeted at the emerging market for open, client/server software, content databases and services solutions, and many of the Company's competitors offer software or content to address this market. Among the Company's principal competitors is Information Handling Systems, Inc. ("IHS"), which has recently acquired International Computex Inc., a consulting company that has begun selling low-end CSM systems. Further, the Company currently faces indirect competition from third-party professional service organizations and internal information systems and computer-aided design departments of potential customers that develop custom internal software.

   In the future, because there are relatively low barriers to entry in the software industry, the Company could experience additional competition from other established or emerging companies as the client/server application software market continues to develop and expand. In particular, RDBMS vendors, ERP vendors, PDM vendors, CAD vendors or professional service providers may enter the Company's market with competitive products. As the Company expands into Internet-based or other forms of product delivery, it may encounter additional competition from its existing competitors and other established or emerging companies. While Aspect believes that it has significant market advantage with its combination of software, content and services, with the compilation of content a significant barrier to entry, there can be no guarantee of ultimate success. Many of these potential competitors have well-established relationships with the Company's current and potential customers, have extensive knowledge of client/server technology, better name recognition and significantly greater financial, technical, sales, marketing and other resources and are capable of offering single vendor solutions which span multiple industries. It is also possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that competition will increase as a result of software industry consolidations. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products.

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

   The Company believes that, to compete effectively, it must continue to provide comprehensive software and integrated content products, openness, scalability, ability to integrate with third party products, functionality, adaptability, ease of use, product reputation, quality, performance, price, customer service and support, effectiveness of sales and marketing efforts and company reputation. Although the Company believes that it currently competes favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with greater financial, marketing, service, support, technical and other resources than the Company.

Proprietary Rights and Licensing

   The Company's success is heavily dependent upon proprietary technology. The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions with its employees, consultants and business partners and in its license agreements to protect its proprietary rights. The Company currently owns three patents for object technology use for parametric searching, concurrency and internationalization in an object data model. The Company seeks to protect its software, published data, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's product or to obtain and use information that the Company regards as proprietary. While the Company is not aware that any of its products infringes the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by the Company with respect to current or future products.

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

Employees

   As of December 31, 1998, the Company employed 659 persons, of whom 285 were based in the United States and 374 were based in India and other foreign countries. Of the total, 214 were engaged in sales and marketing, 390 in product development and technical support, and 55 in finance and administration. None of the Company's employees is represented by a labor union with respect to his or her employment by the Company. The Company has experienced no organized work stoppages and believes its relationships with its employees are good. The Company believes that its future success will also depend to a significant extent upon its ability to attract, train and retain highly skilled technical, management, sales, marketing and consulting personnel. Competition for such personnel in the computer software industry in both the United States and India is intense. The Company has from time to time experienced difficulty in locating candidates with appropriate qualifications. There can be no assurance that the Company will be successful in attracting or retaining such personnel and the failure to attract or retain such personnel could have a material adverse effect on the Company's business or results of operations.

ITEM 2. PROPERTIES.

   The Company's principal administrative, sales, marketing, support and software research and development facility is located in approximately 37,000 square feet of space in Mountain View, California. This facility is leased to the Company through May 2001. The Company also leases facilities of approximately 25,000 square feet of space in Nashua, New Hampshire and approximately 53,000 square feet of space in three locations in Bangalore, India. The Nashua facility is leased to the Company through August 2002. The Bangalore facilities are occupied under leases, which expire in 1999 through 2007. In addition, the Company maintains sales and support offices in the metropolitan areas of Atlanta, Boston, Boulder, Chicago, Cleveland, Dallas, Detroit, Los Angeles, Toronto, London, Munich, Milan, Paris, and Tokyo. The Company believes that its current facilities are adequate for its needs through the end of 1998, and that, should it be needed, suitable additional or alternative space will be available in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS.

   In the ordinary course of business, the Company may be involved in legal proceedings. As of the date hereof, to the Company's knowledge there are no material proceedings in which the Company is involved or litigation pending against the Company.

   In late November 1998 the FTC dropped its civil investigation of potential antitrust issues with respect to the Company's acquisition of Cadis, Inc. While the FTC reserved the right to re-open the case, the Commission staff formally ended its investigation and notified the Company of its conclusion that no action was warranted in the matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Price of Common Stock and Dividend Policy

   The Company's common stock has been traded on the NASDAQ National Market since the Company's initial public offering in May 1996. According to the Company's transfer agent, the Company had approximately 179 stockholders of record as of February 28, 1999. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the low and high sale price as of the close of market of the Stock in each of the fiscal quarters during 1997 and 1998.

                                                                    High   Low
                                                                   ------ -----
     Year ended December 31, 1997
       First quarter.............................................. $16.00 $9.75
       Second quarter.............................................  14.50  8.75
       Third quarter..............................................  20.91 12.50
       Fourth quarter.............................................  26.00 19.56
     Year ended December 31, 1998
       First quarter.............................................. $27.44 21.13
       Second quarter.............................................  38.06 26.56
       Third quarter..............................................  42.56 28.56
       Fourth quarter.............................................  44.31 17.75

   The stock prices have been adjusted to reflect the two for one stock split declared in August 1998.

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

   The information in the tables below, representing Consolidated Statement of Operations Data and Consolidated Balance Sheet Data has been restated to include the financial position of Cadis, Inc. ("Cadis") at the respective year end dates and results of its operations for each of the five years in the period ended December 31, 1998.

                   Consolidated Statement of Operations Data
                   (in thousands, except per share amounts)

                                            Year Ended December 31,
                                    -------------------------------------------
                                     1998     1997     1996     1995     1994
                                    -------  -------  -------  -------  -------
Revenues:
  Licenses........................  $51,132  $26,892  $16,043  $ 8,123  $ 3,998
  Subscription and maintenance....   17,509   13,594    9,392    5,141    2,974
  Service and other...............   17,724    9,443    5,023    2,299    2,327
                                    -------  -------  -------  -------  -------
    Total revenues................   86,365   49,929   30,458   15,563    9,299
                                    -------  -------  -------  -------  -------
Cost of revenues:
  Cost of license revenues........    1,419      346      612      298      197
  Cost of subscription and
   maintenance revenues...........    3,737    2,676    1,206    1,142      735
  Cost of service and other
   revenues.......................    6,400    5,027    2,689    1,291    1,634
                                    -------  -------  -------  -------  -------
    Total cost of revenues........   11,556    8,049    4,507    2,731    2,566
                                    -------  -------  -------  -------  -------
Gross profit......................   74,809   41,880   25,951   12,832    6,733
                                    -------  -------  -------  -------  -------
Operating expenses:
  Research and development........   15,882   11,213    8,762    6,031    4,012
  Sales and marketing.............   33,246   26,730   13,540    7,128    3,982
  General and administrative......    7,909    5,304    4,030    2,253    1,629
  Costs incurred in merger........      --     4,312      --       --       --
                                    -------  -------  -------  -------  -------
    Total operating expenses......   57,037   47,559   26,332   15,412    9,623
                                    -------  -------  -------  -------  -------
Net loss before interest and
 taxes............................   17,772   (5,679)    (381)  (2,580)  (2,890)
Interest and other income.........    3,526    3,066    1,805      268      112
Interest and other expense........     (751)    (665)    (209)     (83)     (46)
                                    -------  -------  -------  -------  -------
Net income (loss) before taxes....   20,547   (3,278)   1,215   (2,395)  (2,824)
Taxes.............................    4,522    1,593      330      150      144
                                    -------  -------  -------  -------  -------
Net income (loss).................  $16,025  $(4,871) $   885  $(2,545) $(2,968)
                                    =======  =======  =======  =======  =======
Net income (loss) per share--
 basic............................  $  0.54  $ (0.18) $  0.04  $ (0.14)
                                    =======  =======  =======  =======
Net income (loss) per share--
 diluted..........................  $  0.48  $ (0.18) $  0.03  $ (0.14)
                                    =======  =======  =======  =======
Number of shares used in computing
 per share amounts--basic.........   29,931   27,634   24,010   18,050
Number of shares used in computing
 per share amounts--diluted.......   33,150   27,634   27,510   18,050

                        Consolidated Balance Sheet Data

                                 (in thousands)

                                                 As of December 31,
                                       ---------------------------------------
                                         1998    1997    1996    1995    1994
                                       -------- ------- ------- ------- ------
Cash and short-term investments....... $ 81,473 $55,056 $57,831 $ 6,095 $3,999
                                       ======== ======= ======= ======= ======
Working capital....................... $ 79,438 $48,521 $56,440 $ 3,927 $2,344
                                       ======== ======= ======= ======= ======
Total assets.......................... $114,782 $81,720 $73,273 $14,159 $7,696
                                       ======== ======= ======= ======= ======
Long-term obligations, less current
 portion.............................. $    --  $    11 $ 2,365 $ 2,620 $2,297
                                       ======== ======= ======= ======= ======
Stockholders' equity (deficit)........ $ 88,840 $58,574 $58,746 $ 3,855 $1,331
                                       ======== ======= ======= ======= ======

                            Aspect Development, Inc.

                    Statement of Historical Operations Data

                   (excluding the operating results of Cadis)

                                 (in thousands)

   Beginning in 1998, financial results were combined consistent with the pooling of interests and were not recorded separately.

                                                Year Ended December 31,
                                             ---------------------------------
                                              1997     1996     1995    1994
                                             -------  -------  ------  -------
Revenues:
  Licenses.................................. $24,238  $12,263  $7,143  $ 3,478
  Subscription and maintenance..............  12,596    8,943   4,964    2,962
  Service and other.........................   7,532    3,029   1,586    2,044
                                             -------  -------  ------  -------
    Total revenues..........................  44,366   24,235  13,693    8,484
                                             -------  -------  ------  -------
Cost of revenues:
  Cost of license revenues..................     346      612     298      197
  Cost of subscription and maintenance
   revenues.................................   2,503    1,116     938      735
  Cost of service and other revenues........   3,055    1,679     612    1,333
                                             -------  -------  ------  -------
    Total cost of revenues..................   5,904    3,407   1,848    2,265
                                             -------  -------  ------  -------
Gross profit................................  38,462   20,828  11,845    6,219
                                             -------  -------  ------  -------
Operating expenses:
  Research and development..................   8,697    7,052   4,859    3,096
  Sales and marketing.......................  18,922    8,819   4,490    3,047
  General and administrative................   4,379    2,975   1,660    1,084
  Costs incurred in merger..................   1,712      --      --       --
                                             -------  -------  ------  -------
    Total operating expenses................  33,710   18,846  11,009    7,227
                                             -------  -------  ------  -------
Net income (loss) before interest and
 taxes......................................   4,752    1,982     836   (1,008)
Interest and other income...................   2,740    1,566      78       78
Interest and other expense..................    (665)    (209)    (83)     (46)
                                             -------  -------  ------  -------
Net income (loss) before taxes..............   6,827    3,339     831     (976)
Taxes.......................................   1,593      330     150      144
                                             -------  -------  ------  -------
Net income (loss)........................... $ 5,234  $ 3,009  $  681  $(1,120)
                                             =======  =======  ======  =======

                            Aspect Development, Inc.

                               Balance Sheet Data

                (excluding the assets and liabilities of Cadis)

                                 (in thousands)

   Beginning in 1998, financial results were combined consistent with the pooling of interests and were not recorded separately.

                                                       As of December 31,
                                                  -----------------------------
                                                   1997    1996    1995   1994
                                                  ------- ------- ------ ------
Cash and short-term investments.................. $52,675 $47,818 $3,159 $2,437
                                                  ======= ======= ====== ======
Working capital.................................. $47,872 $45,485 $1,024 $  854
                                                  ======= ======= ====== ======
Total assets..................................... $75,456 $59,000 $9,979 $5,439
                                                  ======= ======= ====== ======
Long-term obligations, less current portion...... $    11 $   379 $  634 $  311
                                                  ======= ======= ====== ======
Stockholders' equity............................. $56,861 $48,754 $2,134 $1,374
                                                  ======= ======= ====== ======

                                  CADIS, Inc.

                          Statement of Operations Data

                                 (in thousands)

   Beginning in 1998, financial results were combined consistent with the pooling of interests and were not recorded separately.

                                               Year Ended December 31,
                                           -----------------------------------
                                             1997     1996     1995     1994
                                           --------  -------  -------  -------
Revenues:
  Licenses................................ $  2,654  $ 3,780  $   980  $   520
  Subscription and maintenance............      998      449      177       12
  Service and other.......................    1,911    1,994      713      283
                                           --------  -------  -------  -------
    Total revenues........................    5,563    6,223    1,870      815
                                           --------  -------  -------  -------
Cost of revenues:
  Cost of license revenues................      --       --       --       --
  Cost of subscription and maintenance
   revenues...............................      173       90      204      --
  Cost of service and other revenues......    1,972    1,010      679      301
                                           --------  -------  -------  -------
    Total cost of revenues................    2,145    1,100      883      301
                                           --------  -------  -------  -------
Gross profit..............................    3,418    5,123      987      514
                                           --------  -------  -------  -------
Operating expenses:
  Research and development................    2,516    1,710    1,172      916
  Sales and marketing.....................    7,808    4,711    2,638      935
  General and administrative..............      925    1,055      593      545
  Costs incurred in merger................    2,600      --       --       --
                                           --------  -------  -------  -------
    Total operating expenses..............   13,849    7,476    4,403    2,396
                                           --------  -------  -------  -------
Net loss before interest and taxes........  (10,431)  (2,353)  (3,416)  (1,882)
Interest and other income.................      326      239      190       34
                                           --------  -------  -------  -------
Net loss.................................. $(10,105) $(2,114) $(3,226) $(1,848)
                                           ========  =======  =======  =======

                                  CADIS, Inc.

                               Balance Sheet Data

                                 (in thousands)

   Beginning in 1998, financial results were combined consistent with the pooling of interests and were not recorded separately.

                                                       As of December 31,
                                                  ----------------------------
                                                   1997   1996    1995   1994
                                                  ------ ------- ------ ------
Cash and short-term investments.................. $2,381 $10,013 $2,936 $1,562
                                                  ====== ======= ====== ======
Working capital.................................. $  649 $10,955 $2,903 $1,490
                                                  ====== ======= ====== ======
Total assets..................................... $6,264 $14,273 $4,180 $2,257
                                                  ====== ======= ====== ======
Long-term obligations, less current portion...... $  --  $ 1,986 $1,986 $1,986
                                                  ====== ======= ====== ======
Stockholders' equity (deficit)................... $1,893 $ 9,992 $1,721 $  (43)
                                                  ====== ======= ====== ======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

   In November 1997, the Company acquired Cadis Inc., a developer of CSM solutions. In the acquisition, the Company issued approximately 1.4 million shares of its Common Stock in exchange for all of the outstanding capital stock and options of Cadis. The acquisition was accounted for as a pooling of interests, and, except where specified, the financial statements of the Company and the information herein have been restated to include the results of Cadis for all periods. The acquisition of Cadis augmented the Company's portfolio of CSM products with the addition of Krakatoa, a Web-based catalog publishing software product.

   Excluding the effects of the acquisition of Cadis, the Company's revenues have increased from $8.5 million in 1994 to $44.4 million in 1997 as a result of greater market acceptance of the Company's CIS products and the introduction of the Explore and VIP products. Taking the Cadis acquisition into account, the Company's revenues have grown from $9.3 million to $49.9 million over the same period. Excluding the effects of the Cadis acquisition, the Company realized an operating loss in 1994 but achieved limited profitability in 1995 and increased profitability in 1996 and 1997. The loss in 1994 and the limited profitability in 1995 primarily reflected the Company's substantial investment in research and development to build its software and reference content products and in sales and marketing to expand its marketing presence, while the increased profitability in 1996 and 1997 reflected increased market acceptance of the Company's products, which caused revenues to increase at a greater rate than operating expenses. Taking the Cadis acquisition into account, the Company recorded a small profit in 1996, and loss in 1997. The differences between these results on a consolidated basis and Aspect's results on a stand-alone basis primarily reflect the fact that, during 1996 and 1997, Cadis was an early-stage company whose primary focus was on developing its initial commercial products and entering the CSM market, and therefore incurred substantial software development and marketing expenses that were only partially offset by licensing revenues. The consolidated loss incurred in 1997 also reflected costs and expenses associated with the Company's acquisition of Cadis. See Note 2 of Notes to Consolidated Financial Statements.

   Licenses of the Company's software and reference content products have historically accounted for the substantial majority of the Company's revenues, and the Company anticipates that this will continue for the foreseeable future. Accordingly, any decline in the demand for or market acceptance of the Company's software or reference content products would have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company has experienced significant revenue growth in recent periods, there can be no assurance that the Company will sustain such growth in revenues or that the Company will sustain profitability in the future on a quarterly or an annual basis. A significant portion of the Company's revenues has historically been derived from relatively large sales to a limited number of customers, and the Company expects that this trend will continue for the foreseeable future. The license of the Company's software and data products generally requires the Company to engage in a sales cycle of six to twelve month or longer and to provide a significant level of education to prospective customers regarding the use and benefits of the Company's products. For these reasons, sales cycles are subject to a number of significant delays over which the Company has little or no control. Accordingly, any delay in the sale of a larger license or a number of smaller licenses would have a material adverse effect on the Company's business, financial condition and results of operations and would cause the Company's operating results to vary significantly from quarter to quarter.

   The Company's revenues consist of: license revenues, subscription and maintenance revenues and service and other revenues. License revenues are comprised principally of perpetual license fees for the Company's client/server software and reference content products. Subscription and maintenance revenues are comprised principally of annual subscription and maintenance fees for the Company's products, including its Explore client/server software and its VIP family of component reference databases. Service and other revenues are comprised principally of fees for consulting, development and training services performed by the Company. The Company recognizes revenues in accordance with American Institute of Certified Public Accountants (the "AICPA") Statement of Position ("SOP") 97-2 on Software Revenue Recognition. License revenues are recognized after execution of a license agreement, or receipt of a definitive purchase order, and shipment of the product if no significant vendor obligations remain and collection of the resulting receivables is deemed probable. For arrangements involving multiple products and services, the entire arrangement is allocated between the elements based on each element's relative value. Product returns and sales allowances (which were not significant through December 31, 1998) are estimated and provided for at the time of sale. When delivery involves significant installation obligations at multiple sites, revenues are recognized on a per-site basis upon completion of installation. Revenues from subscription and maintenance agreements are deferred and recognized on a straight-line basis over the life of the related agreement, which is typically twelve months. Service revenues from training and consulting are recognized upon completion of the work to be performed. Development revenues are recognized in accordance with the terms of the agreements, generally when related costs have been incurred.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This Statement will not have a material impact on the financial condition or results of the operations of the Company.

   In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position
(SOP) 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, "Software Revenue Recognition,"' which defers for one year the application of provisions in SOP 97-2 which limit what is considered vendor-specific objective evidence of the fair value of the various elements in a multiple element arrangement. All other provisions of SOP 97-2 remain in effect. This SOP was effective as of March 31, 1998. In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, "Software Revenue Recognition,' With Respect to Certain Transactions," which amends paragraphs 11 and 12 of SOP 97-2, Software Revenue Recognition, to require recognition of revenue using the "residual value method" under certain conditions. Effective December 15, 1998, SOP 98-9 amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, "Software Revenue Recognition,"' to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of this SOP are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company does not anticipate that these statements will have a material adverse impact on its statement of operations.

Significant Segment Information

   The Company derived approximately 9.7%, 14.9% and 19.5% of its revenues from its European operations in 1998, 1997 and 1996, respectively. The Company generated income before interest and taxes of 36.3%, 47.2% and 80.5% on those revenues in each of the years listed. The Company generated 23.5% of operating income from its North American operations in 1998, while incurring losses on substantially larger revenue in 1997 and 1996 (See Note 8 of the Notes to Consolidated Financial Statements). This apparent disparity is due to the fact that in those years most of the Company's research and development, sales and marketing and general and administrative costs were allocated to the Company's operations in North America. In addition, the 1997 North American results include expenses of approximately $4.3 million associated with the acquisition of Cadis. Management expects this concentration of research and development costs and other infrastructure expenses in North America to become less significant in the future as more operational functions are organized and developed in the countries in which the Company sells its products and as the Company continues to expand its sales efforts in foreign markets.

Results of Operations

   The following tables set forth certain operating data, expressed as a percentage of net revenue, for each of the years ended December 31, 1998, 1997 and 1996 for the Company on a consolidated basis, for the Company excluding the operating results of Cadis and for Cadis on a stand-alone basis.

                                                              1998   1997    1996
Statement of Operations Data                                  -----  -----   -----
Revenues:
  Licenses...................................................  59.2%  53.9%   52.7%
  Subscription and maintenance...............................  20.3   27.2    30.8
  Service and other..........................................  20.5   18.9    16.5
                                                              -----  -----   -----
    Total revenues........................................... 100.0  100.0   100.0
                                                              -----  -----   -----
Cost of revenues:
  Cost of licenses...........................................   1.7    0.7     2.0
  Cost of subscription and maintenance.......................   4.3    5.3     4.0
  Cost of service and other..................................   7.4   10.1     8.8
                                                              -----  -----   -----
    Total cost of revenues...................................  13.4   16.1    14.8
                                                              -----  -----   -----
    Gross margin.............................................  86.6   83.9    85.2
                                                              -----  -----   -----
Operating expenses:
  Research and development...................................  18.4   22.5    28.8
  Sales and marketing........................................  38.5   53.6    44.5
  General and administrative.................................   9.1   10.6    13.2
  Merger costs...............................................   --     8.6     --
                                                              -----  -----   -----
    Total operating expenses.................................  66.0   95.3    86.5
                                                              -----  -----   -----
Operating Income (loss)......................................  20.6  (11.4)   (1.3)
Interest and other income....................................   4.0    6.1     5.9
Interest and other expense...................................  (0.9)  (1.3)   (0.6)
                                                              -----  -----   -----
Income (loss) before income taxes............................  23.8   (6.6)    4.0
Provision for income taxes...................................   5.2    3.2     1.1
                                                              -----  -----   -----
Net income (loss)............................................  18.6%  (9.8)%   2.9%
                                                              =====  =====   =====

                                                                      1997   1996
Aspect Statements of Operations (excluding Cadis)                     -----  -----
Revenues:
  Licenses...........................................................  54.6%  50.6%
  Subscription and maintenance.......................................  28.4   36.9
  Service and other..................................................  17.0   12.5
                                                                      -----  -----
    Total revenues................................................... 100.0  100.0
                                                                      -----  -----
Cost of revenues:
  Cost of licenses...................................................   0.8    2.5
  Cost of subscription and maintenance...............................   5.6    4.6
  Cost of service and other..........................................   6.9    6.9
                                                                      -----  -----
    Total cost of revenues...........................................  13.3   14.0
                                                                      -----  -----
Gross margin.........................................................  86.7   86.0
                                                                      -----  -----
Operating expenses:
  Research and development...........................................  19.6   29.1
  Sales and marketing................................................  42.6   36.4
  General and administrative.........................................   9.9   12.3
  Merger costs.......................................................   3.9    --
                                                                      -----  -----
    Total operating expenses.........................................  76.0   77.8
                                                                      -----  -----
Operating income.....................................................  10.7    8.2
Interest and other income............................................   6.2    6.5
Interest and other expense...........................................  (1.5)  (0.9)
                                                                      -----  -----
Income before income taxes...........................................  15.4   13.8
Provision for income taxes...........................................   3.6    1.4
                                                                      -----  -----
Net income...........................................................  11.8%  12.4%
                                                                      =====  =====

                                                                 1997    1996
Cadis Statements of Operations (stand-alone basis)              ------   -----
Revenues:
  Licenses.....................................................   47.7%   60.7%
  Subscription and maintenance.................................   17.9     7.2
  Service and other............................................   34.4    32.1
                                                                ------   -----
    Total revenues.............................................  100.0   100.0
                                                                ------   -----
Cost of revenues:
  Cost of licenses.............................................    --      --
  Cost of subscription and maintenance.........................    3.1     1.5
  Cost of service and other....................................   35.5    16.2
                                                                ------   -----
    Total cost of revenues.....................................   38.6    17.7
                                                                ------   -----
Gross margin...................................................   61.4    82.3
                                                                ------   -----
Operating expenses:
Research and development.......................................   45.2    27.5
Sales and marketing............................................  140.4    75.8
General and administrative.....................................   16.6    17.0
Merger costs...................................................   46.7     --
                                                                ------   -----
    Total operating expenses...................................  248.9   120.3
                                                                ------   -----
Operating loss................................................. (187.5)  (38.0)
Interest and other income......................................    5.9     3.9
                                                                ------   -----
Net loss....................................................... (181.6)% (34.1)%
                                                                ======   =====

Revenues

   Licenses. Revenues from licenses increased to $51.0 million in 1998 from $26.9 million in 1997 and $16.0 million in 1996. These increases were due primarily to the growing market acceptance of the Company's products and an increased emphasis on marketing the Company's products. Also contributing to the revenue increases were higher average selling prices of the Explore client/server software and VIP component reference databases compared to the CIS products.

   Subscription and maintenance. Subscription and maintenance revenues were $17.5 million, $13.6 million, and $9.4 million in 1998, 1997 and 1996, respectively. The increase in subscription and maintenance fee revenues during these years was principally the result of the increased acceptance of the Company's VIP component reference databases and the increased base of customers entering into maintenance contracts.

   Service and other. Service and other revenues were $17.7 million in 1998, up from $9.4 million in 1997 and $5.0 million in 1996. This growth in revenue was primarily due to the increased number and size of consulting contracts and management's continuing recognition of the need to offer superior service support to the Company's customers in order to enhance the market's acceptance of the Company's products.

   International sales were $11.1 million, $8.5 million and $6.2 million in 1998, 1997 and 1996, respectively, representing 12.9%, 17.0% and 20.3% of total revenues, respectively, in each year. The increased volume of international sales from 1996 to 1998 in absolute dollars is primarily attributable to an increase in the Company's international marketing efforts. The decreasing international percentages of total revenue are attributable to faster comparative growth of new sales and expansion sales in North America. The Company intends to continue to expand its international operations and to enter additional international markets. The Company currently maintains sales offices in the United Kingdom, France, Germany, Japan, Canada, and India and has sales representative agreements with Advanced Technology of Engineering Systems Co., Ltd. ("ATE") in South Korea, a joint marketing/systems integrator agreement with Nihon Unisys, Ltd. ("NUL") in Japan, marketing relationships with Ernst & Young LLP and PricewaterhouseCoopers LLP, and worldwide strategic reselling agreements with SAP and Baan. In addition, although the Company records revenues based on the billing location, certain domestic billings include licenses that may be deployed by customers or resold by indirect channel partners into international locations. International sales are denominated and collected in both U.S. and foreign currency. Accordingly, a portion of the Company's international revenues are subject to foreign currency fluctuation risks. In those jurisdictions in which the Company's sales are denominated in foreign currency, fluctuations in such currencies could adversely affect the profitability of sales made in such jurisdictions and, therefore, materially adversely affect the Company's business, financial condition and results of operations. Further, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets in which the Company's sales are denominated in U.S. dollars. To a limited extent, the Company has engaged in some insignificant foreign currency hedging activities to offset the potential risks mentioned above. This hedging activity has not had a material effect on the financial statements and no hedging contracts remained open at December 31, 1998. If considered appropriate, the Company will enter into hedging contracts in the future.

   Adoption of the Euro Presents Uncertainties. In January 1999, the new "Euro" currency was introduced in certain European countries that are part of the European Monetary Union ("EMU"). During 2002, all EMU countries are expected to be operating with the Euro as their single currency. A significant amount of uncertainty exists as to the effect the Euro will have on the market-place generally and, additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the Euro currency. We are currently assessing the effect the introduction of the Euro will have on our internal accounting systems and the sales of our products. Aspect is not aware of any material operational issues or costs associated with preparing our internal systems for the Euro. However, Aspect utilizes third party vendor equipment and software products that may or may not be EMU compliant. Although Aspect is currently taking steps to address the impact, if any, of EMU compliance for such third party products, the failure of any critical components to operate properly post-Euro may have an adverse effect on the business or results of operations of our Company or require us to incur expenses to remedy such problems.

Cost of revenues

   Cost of licenses. Cost of licenses consists primarily of license fees and royalties paid to third-party vendors, primarily Oracle, and shipping expenses. Cost of licenses was $1.4 million, $346,000 and $612,000 in 1998, 1997 and 1996, respectively, representing 2.8%, 1.3% and 3.8%, respectively, of the related license revenues for each of those years. The decrease between 1996 and 1997 is primarily due to the fact that more customers already owned Oracle or other relational database software and the Company was not obligated to obtain the product for them. The increase as a percentage of revenues from 1997 to 1998 was primarily due to the addition of additional third-party vendors' products licensed in conjunction with Aspect's products. Because all development costs incurred in the research and development of products and enhancements to existing software products have been expensed as incurred, cost of licenses includes no amortization of capitalized software development costs. See Note 1 of Notes to Consolidated Financial Statements.

   Cost of subscription and maintenance revenues. Cost of subscription and maintenance revenues consist primarily of license fees and royalties paid to third-party vendors and personnel-related costs incurred in providing centralized telephone support and related technical support to customers. Cost of subscription and maintenance revenues was $3.7 million, $2.7 million and $1.2 million, in 1998, 1997 and 1996, representing 21.3%, 19.7% and 12.8%, respectively, of related subscription and maintenance revenues for each year. The increase between 1996 and 1998 is primarily due to the Company's high level of interest in continued customer support and the resulting increase in facilities and employees assigned to that effort.

   Cost of service and other revenues. Cost of service and other revenues consist primarily of personnel-related costs incurred in providing process consulting services, data services and training to customers. Cost of service and other revenues was $6.4 million, $5.0 million and $2.7 million, respectively, in 1998, 1997 and 1996, representing 36.1%, 53.2% and 53.5%, respectively, of related revenue for each year. The increase in absolute dollars in each of the years presented is due to an increase in the number and size of consulting contracts. The overall decrease in terms of percentages of revenue is due to the increasing profit margin associated with each individual contract due to management's continuing effort to more efficiently manage individual projects and an increasing percentage of the fulfillment of these contracts from the lower cost of labor in India.

Gross profit

   Gross profit was $74.8 million, $41.9 million and $26.0 million in 1998, 1997 and 1996, respectively, representing 86.6%, 83.9% and 85.2%, respectively, of total revenues for each year. The increase in absolute dollars and as a percentage of total revenues from 1997 to 1998 was primarily the result of an increased level of revenues and the allocation of costs over a larger customer base. The Company currently expects that gross profits may decrease as a percentage of total revenues in the future as services and other revenues, which generally have lower gross margins than the Company's license revenues, increase as a percentage of total revenues, as well as due to an increase in royalties due for data in its subscription products sourced through other third party companies.

Operating Expenses

   Research and development. Research and development expenses consist primarily of engineering personnel costs. Research and development expenses for 1998, 1997 and 1996 were approximately $15.9 million, $11.2 million and $8.8 million, respectively. These expenses as a percentage of total revenues were 18.4%, 22.5% and 28.8%, respectively, during the three years. The increases in research and development expenses in absolute dollars since 1996 were primarily attributable to increased staffing and associated support for technical staff and the use of consultants and outside service providers required to develop and enhance the Company's products. The reduction as a percentage of revenue is due to revenues increasing at a higher rate than research and development expenses. The Company believes that a significant level of research and development expenses will be required to be competitive in the future. Accordingly, the Company expects that the absolute dollar amounts of research and development expenses may increase in the future, but may decline as a percentage of total revenues in the event that revenues increase.

   Sales and marketing. Sales and marketing expenses include salaries, commissions, advertising, travel, trade show, public relations and other selling and marketing related expenses. Sales and marketing expenses for 1998, 1997 and 1996 were approximately $33.2 million, $26.7 million and $13.5 million, respectively, representing 38.5%, 53.5%, and 44.5% of total revenues, respectively. The increases in sales and marketing expenses in absolute dollars were primarily due to the addition of sales and marketing personnel and increased marketing activities, including trade shows and promotional expenses and substantial growth in international sales and marketing channels. The Company believes that such expenses will increase in dollar amounts and may increase as a percentage of total revenues in the future as the Company expands its sales and marketing staff and enters new markets, worldwide.

   General and administrative. General and administrative expenses include personnel costs for administration, finance, human resources and general management, along with legal and accounting expenses and other professional services. General and administrative expenses increased from $4.0 million in 1996 to $5.3 million in 1997 and $7.9 million in 1998. These expenses represented 13.2%, 10.6% and 9.1% of total revenues, respectively during those three years. The increases in dollar amounts were primarily the result of increased staffing and associated expenses necessary to manage and support the Company's growth. The Company believes that its general and administrative expenses will increase in dollar amounts in the future as the Company expands its staffing and as the Company experiences higher costs associated with being a public company, but may decrease as a percentage of total revenues in the event that revenues increase.

   Merger costs. During 1997, the costs associated with the acquisition of Cadis were approximately $4.3 million, including $0.9 million in consulting fees to financial advisors, $0.7 million for legal and other professional fees, $0.7 million for personnel severance and outplacement expenses and $0.6 million for facilities consolidation expense. Of the merger expenses, a total of approximately $2.9 million was accrued at December 31, 1997. This amount has been paid during 1998 resulting in no accruals at December 31, 1998. The Company may incur similar expenses should management determine that further acquisitions are strategically important to the Company's future growth.

Interest and other income

   The Company's net interest and other income for 1998, 1997 and 1996 were $3.5 million, $3.1 million and $1.8 million, respectively. Interest income consists primarily of interest accrued on the Company's cash generated from financing and operating activities. The increase in interest and other income during these years was primarily due to higher cash and investment balances resulting from improved cash flows from operations and the resulting investment in short-term securities of the funds.

Interest and other expense

   Interest and other expense was $751,000, $665,000 and $209,000 in 1998, 1997 and 1996 respectively. The increase in other expense in 1998 and in 1997 was due primarily to $489,000 and $612,000 respective charges to record the Company's proportionate share of the loss in a joint venture.

Provision for income taxes

   The Company's provision for income taxes was $4.5 million in 1998, $1.6 million in 1997, and $330,000 in 1996. The increase in the provision in 1998 is primarily due to increased income generated by the Company (excluding the acquisition of Cadis) and the Company's limitation in use of Cadis net operating loss carryforwards or its losses generated in 1998. As of December 31, 1998, the Company had federal net operating loss carryforwards of approximately $25 million. The Company also had federal research and development tax credit carryforwards of approximately $2.5 million. The federal net operating loss and credit carryforwards will expire in 2007 through 2018, if not utilized sooner. Utilization of the net operating losses and credits will be subject to a substantial annual limitation for losses previously incurred by Cadis and obtained by the Company in the acquisition and merger (as described in Note 2 to the Consolidated Financial Statements) due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. Net operating losses and credits related to Aspect may also be subject to a substantial limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Based upon current values, however, the annual limitations are not expected to result in the expiration of net operating losses and credits before utilization. See Note 6 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

   In May 1996, the Company completed its initial public offering, and its common stock began trading on the NASDAQ National Market under the symbol ASDV. Through the offering, the Company sold 2,322,500 new shares of its common stock which generated approximately $42.3 million of cash, net of underwriting discounts, commissions and other offering costs.

   In 1998 and 1997, the Company's investing activities consisted primarily of purchases of property and equipment. During these years, the Company used $4.8 million and $3.5 million respectively, of cash to purchase property and equipment, primarily for personal computers and for furniture and other office equipment. The Company acquired Cadis in 1997 (as discussed in Note 2 to the Consolidated Financial Statements). The Company expects that the rate of purchases of property and equipment will increase as the Company's employee base grows. As of December 31, 1998, the Company's principal commitments consisted primarily of operating leases for office facilities. See Note 3 of Notes to Consolidated Financial Statements.

   To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. The Company expects that, in the future, cash in excess of current requirements will be invested in investment grade, interest-bearing securities.

   At December 31, 1998, the Company had a total of $81.5 million in cash and short-term investments. This was composed of $7.9 million in cash and cash equivalents and $73.6 million in short-term investments. The Company had $79.4 million of working capital.

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

   The Company has a Year 2000 (Y2K) internal task force to determine the impact, if any, of the Year 2000 issues related to the Company's products, third party databases embedded in the Company's products, internal computer and information systems, office equipment, customers' internal management systems, and third party suppliers. The Company intends to retain a consultant to evaluate internal systems compliance with Y2K. The amount budgeted for this expense is $98,000. The Company has tested its products and has determined that all of the Company's supported products are Y2K compliant, with the exception of certain older versions of software for which upgrades are available. The Company is in the process of obtaining questionnaires or certificates of compliance from significant third-party vendors as to their Y2K compliance. If any of these vendors are determined to be non-compliant, the internal task force will develop plans to correct problems once they are identified.

   The costs to address the Year 2000 compliance issues to date have been minimal and have been financed through operating cash flow. The Company has not determined the total estimated cost of the Year 2000 compliance program. The estimate of costs will be determined as the Company continues its assessments and additional information is known. These costs will not include internal resource costs or the costs of software and systems that are being replaced or upgraded in the normal course of business. There can be no assurance that these costs will not be greater than expected, or that corrective action will be successful or completed in the requisite timeframe. See "Risk Factors." The Company will continue to expend appropriate resources to address this issue on a timely basis.

   The Company believes that Year 2000 issues may affect the purchasing patterns of customers and potential customers in a variety of ways. Many companies are expending significant resources to correct, patch or replace their current software systems to achieve Year 2000 compliance. These expenditures may result in reduced funds available to purchase products such as those offered by the Company. Any of the foregoing could result in a material adverse effect on the Company's business, operating results and financial condition.

   The Company believes that it will be substantially complete with its Y2K compliance work prior to December 31, 1999. Contingency plans will be developed if it appears the Company, its key customers or its key suppliers will not be Year 2000 compliant, and such noncompliance is expected to have a material adverse impact on the Company's operations.

Risk Factors

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

   Historically, a relatively small number of customers have accounted for a significant percentage of the Company's total revenues, and the Company expects that it will continue to experience significant customer concentration for the foreseeable future. There can be no assurance that such customers or any other customers will in the future continue to license or purchase products or services from the Company at levels that equal or exceed those of prior periods, or at all.

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

   Although the Company believes that all of its products will record, store, process, calculate and present calendar dates falling on or after (and if applicable, spans of time including) January 1, 2000, and will calculate any information dependent on or relating to such dates in the same manner, and with the same functionality, data integrity and performance, as such products record, store, process, calculate and present calendar dates on or before December 31, 1999, or calculate any information dependent on or relating to such dates (collectively, "Year 2000 Compliant"), Year 2000 Compliant issues may arise with respect to customers' internal management systems or third party suppliers that may result in unforeseen costs or delays to the Company and therefore may have a material adverse effect on the Company or the Company's products.

   The Company has operations in Bangalore, India with 339 employees as of December 31, 1998. The Company is dependent to a significant extent upon the ability of its Indian operations to successfully maintain and upgrade its reference data products. The Company believes that the success of its Indian operations will depend in large part upon its ability to attract, train and retain highly skilled technical and management personnel in India. Competition for such personnel in India is intense, and there can be no assurance that the Company will be successful in attracting a sufficient number of qualified personnel. The Company is directly affected by the political and economic conditions to which India is subject. In addition, many of the Company's expenses in India are paid in Indian currency, thereby subjecting the Company to the risk of foreign currency fluctuations. Any difficulties in coordinating or managing the Indian operations due to cultural, geographic, communication or other reasons could have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

   Foreign Exchange. The company's revenue originating outside the U.S. in 1998, 1997 and 1996 was 12.9%, 17.0% and 20.3% of total revenues, respectively. Revenues generated from the European region in 1998, 1997 and 1996 were 9.7%, 14.9% and 19.5% of the total revenue, respectively. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in U.S. dollars. These subsidiaries incur most of their expenses in the local currency.

   The company's international business is subject to risks typical of an international business, including, but not limited to: different economic conditions, changes in political climate, differing tax structures, other regulations and restriction, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in 1998, 1997 and 1996 was not material.

   Interest Rates. The Company invests its cash in a variety of financial instruments, including bank time deposits, taxable and taxadvantaged variable rate and fixed rate obligations of corporations, municipalities, and local, state and national governmental entities and agencies. Cash balances in foreign currencies overseas are operating balances and are invested in short-term time deposits of the local operating bank.

   Interest income on the Company's investments is carried in "Interest and other income." The Company accounts for its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". All of the cash equivalents and short-term investments are treated as available-for-sale under SFAS No. 115.

   Investment in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part of these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The Company's investment securities are held for purposes other than trading. The weighted-average interest rate on investment securities at December 31, 1998 was 5.3%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

   The following Financial Statements are filed as part of this Report.

                                                                           Page
                                                                           ----
Report of Arthur Andersen LLP, Independent Public Accountants.............  35
Report of Ernst & Young LLP, Independent Auditors.........................  36
Report of Arthur Andersen LLP, Independent Public Accountants.............  37
Consolidated Balance Sheets as of December 31, 1998 and 1997..............  38
Consolidated Statements of Operations for each of the three fiscal years in the period ended December 31, 1998....................................  39
Consolidated Statements of Stockholders' Equity for each of the three fiscal years
 in the period ended December 31, 1998....................................  40
Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended December 31, 1998....................................  41
Notes to the Consolidated Financial Statements............................  42

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Aspect Development, Inc.:

   We have audited the accompanying balance sheet of Aspect Development, Inc., (a Delaware corporation) as of December 31, 1998, and the related statements of income, stockholders' equity and comprehensive income and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Aspect Development, Inc., as of December 31, 1997 and 1996 were audited by other auditors whose report dated January 26, 1998, except with respect to paragraph 3 of Note 4, as to which the date is August 15, 1998, expressed an unqualified opinion on those statements.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspect Development, Inc., as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

San Jose, California
January 26, 1999

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
   Aspect Development, Inc.

   We have audited the accompanying consolidated balance sheet of Aspect Development, Inc. as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. In November 1997, the Company merged with Cadis, Inc. in a transaction that was accounted for as a pooling of interests. We did not audit the financial statements of Cadis, Inc., which statements reflected total assets of $6.3 million as of December 31, 1997, and net losses of $10.8 million and $2.1 million, for the years ended December 31, 1997 and 1996, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Cadis, Inc., is based solely on the report of the other auditors.

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

   In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aspect Development, Inc. at December 31, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, after giving retroactive effect to the business combination with Cadis, Inc., as described in the notes to the consolidated financial statements, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Palo Alto, California
January 26, 1998,
except with respect to paragraph 3 of Note 4, as to which the date is August 15, 1998

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Cadis, Inc.;

   We have audited the consolidated balance sheets of Cadis, Inc. (a Delaware corporation) and subsidiary as of December 31, 1997, and the related consolidated statements of operations, mandatorily redeemable convertible preferred stock, junior mandatorily redeemable preferred stock and stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1997, not presented separately herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above, not presented separately herein, present fairly, in all material respects, the consolidated financial position of Cadis Inc. and subsidiary as of December 31, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Denver, Colorado
January 20, 1998

                          Consolidated Balance Sheets

               (in thousands, except par value per share amounts)

                                                               December 31,
                                                             -----------------
                                                               1998     1997
                                                             --------  -------
ASSETS
Current assets:
  Cash and cash equivalents................................. $  7,877  $14,550
  Short-term investments....................................   73,596   40,506
  Accounts receivable, net of allowance for doubtful
   accounts of $421 and $295 in 1998 and 1997,
   respectively.............................................   19,509   13,366
  Prepaid expenses and other current assets.................    4,397    3,234
                                                             --------  -------
    Total current assets....................................  105,379   71,656
Property and equipment, net.................................    9,121    8,771
Other assets, net...........................................      282    1,293
                                                             --------  -------
                                                             $114,782  $81,720
                                                             ========  =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................... $  2,483  $ 2,009
  Accrued bonuses and commissions...........................    5,233    2,077
  Accrued merger costs......................................      --     2,883
  Income taxes payable......................................    2,946    1,608
  Other accrued liabilities.................................    5,766    3,076
  Deferred revenue..........................................    9,497   11,136
  Capital lease obligations--current portion................       17      346
                                                             --------  -------
    Total current liabilities...............................   25,942   23,135
Capital lease obligations...................................      --        11
Stockholders' equity:
  Preferred stock, $0.001 par value per share; 2,000
   authorized none issued or outstanding....................      --       --
  Common stock, $0.001 par value per share and additional
   paid in capital;
   100,000 authorized, 30,752 and 28,866 issued and
   outstanding in 1998
   and 1997, respectively...................................   95,068   81,627
  Notes receivable from stockholders........................      --      (320)
  Deferred compensation.....................................     (210)    (376)
  Accumulated translation adjustment........................       12     (302)
  Accumulated deficit.......................................   (6,031) (22,055)
                                                             --------  -------
    Total stockholders' equity..............................   88,840   58,574
                                                             --------  -------
                                                             $114,782  $81,720
                                                             ========  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                     Consolidated Statements of Operations

                    (in thousands, except per share amounts)

                                                    Year ended December 31,
                                                    -------------------------
                                                     1998     1997     1996
                                                    -------  -------  -------
Revenues
  License.......................................... $51,132  $26,892  $16,043
  Subscription and maintenance.....................  17,509   13,594    9,392
  Service and other................................  17,724    9,443    5,023
                                                    -------  -------  -------
    Total revenues.................................  86,365   49,929   30,458
                                                    -------  -------  -------
Cost of revenues
  Cost of license revenues.........................   1,419      346      612
  Cost of subscription and maintenance revenues....   3,737    2,676    1,206
  Cost of service and other revenues...............   6,400    5,027    2,689
                                                    -------  -------  -------
    Total cost of revenues.........................  11,556    8,049    4,507
                                                    -------  -------  -------
Gross profit.......................................  74,809   41,880   25,951
                                                    -------  -------  -------
Operating expenses:
  Research and development.........................  15,882   11,213    8,762
  Sales and marketing..............................  33,246   26,730   13,540
  General and administrative.......................   7,909    5,304    4,030
  Merger costs.....................................     --     4,312      --
                                                    -------  -------  -------
    Total operating expenses.......................  57,037   47,559   26,332
                                                    -------  -------  -------
Operating income (loss)............................  17,772   (5,679)    (381)
Interest and other income..........................   3,526    3,066    1,805
Interest and other expense.........................    (751)    (665)    (209)
                                                    -------  -------  -------
Income (loss) before income taxes..................  20,547   (3,278)   1,215
Provision for income taxes.........................   4,522    1,593      330
                                                    -------  -------  -------
Net income (loss).................................. $16,025  $(4,871) $   885
                                                    =======  =======  =======
Net income (loss) per share--basic................. $  0.54  $ (0.18) $   .04
                                                    =======  =======  =======
Net income (loss) per share--diluted............... $  0.48  $ (0.18) $   .03
                                                    =======  =======  =======
Number of shares used in computing per share
 amounts--basic....................................  29,931   27,634   24,010
Number of shares used in computing per share
 amounts--diluted..................................  33,150   27,634   27,510


  The accompanying notes are an integral part of these consolidated financial statements.

                 Consolidated Statement of Stockholders' Equity

                                 (in thousands)

                     Convertible
                      Preferred                       Notes                  Accumulated
                        Stock        Common Stock   Receivable               Translation   Retained       Total
                    --------------  --------------     From       Deferred   Adjustments   Earnings   Stockholders' Comprehensive
                    Shares  Amount  Shares Amount  Stockholders Compensation   Deficit)  (Accumulated    Equity        Income
                    ------  ------  ------ ------- ------------ ------------ ----------- ------------ ------------- -------------
 Balance at
  December 31,
  1995...........    7,374  $4,916  12,554 $17,573    $(320)       $(241)       $ (4)      $(18,069)     $ 3,855
 Comprehensive
  income
 Net income......      --      --      --      --       --           --          --             885          885       $   885
 Foreign currency
  translation
  adjustments....      --      --      --      --       --           --           69            --            69            69
                                                                                                                       -------
 Comprehensive
  Income.........                                                                                                          954
                                                                                                                       =======
 Conversion of
  preferred
  stock..........   (7,374) (4,916)  7,374   4,916      --           --          --             --           --
 Issuance of
  common stock
  upon exercise
  of options.....      --      --    1,282     263      --           --          --             --           263
 Deferred
  compensation
  related to
  grant of stock
  options........      --      --      --      441      --          (441)        --             --           --
 Amortization of
  deferred
  compensation...      --      --      --      --       --           138         --             --           138
 Tax benefit from
  stock options..      --      --      --      250      --           --          --             --           250
 Issuance of
  common stock
  through Initial
  Public Offering
  net of issuance
  costs of $938..      --      --    4,646  42,261      --           --          --             --        42,261
 Issuance of
  common stock
  for cash, net
  of issuance
  cost of $663...      --      --      798  10,298      --           --          --             --        10,298
 Issuance of
  common stock
  upon exercise
  of warrants....      --      --      190      30      --           --          --             --            30
 Option granted
  for dispute
  settlement.....      --      --      --       90      --           --          --             --            90
 Issuance of
  common stock
  upon exercise
  of options
  settlement
  (see note 4)...      --      --      150     607      --           --          --             --           607
                    ------  ------  ------ -------    -----        -----        ----       --------      -------
 Balance at
  December 31,
  1996...........      --      --   26,994  76,729     (320)        (544)         65        (17,184)      58,746
 Comprehensive
  income
 Net loss........                                                                            (4,871)      (4,871)       (4,871)
 Foreign currency
  translation
  adjustments....                                                               (367)                       (367)         (367)
                                                                                                                       -------
 Comprehensive
  Income.........                                                                                                       (5,238)
                                                                                                                       =======
 Issuance of
  common stock
  upon exercise
  of options.....      --      --    1,346   1,027      --           --          --             --         1,027
 Amortization of
  deferred
  compensation...      --      --      --      --       --           168         --             --           168
 Issuance of
  common stock
  under Employee
  Stock Purchase
  Plan...........      --      --      364   1,307      --           --          --             --         1,307
 Issuance of
  common stock
  for Redeemable
  Preferred
  Stock..........      --      --       84   1,986      --           --          --             --         1,986
 Issuance of
  common stock
  for software...      --      --       27     375      --           --          --             --           375
 Issuance of
  common stock
  upon exercise
  of options
  settlement
  (see note 4)...      --      --       50     203      --           --          --             --           203
                    ------  ------  ------ -------    -----        -----        ----       --------      -------
 Balance at
  December 31,
  1997...........      --      --   28,866  81,627     (320)        (376)       (302)       (22,055)      58,574
 Comprehensive
  income
 Net income......      --      --      --      --       --           --          --          16,025       16,025        16,025
 Foreign currency
  translation
  adjustments....      --      --      --      --       --           --          314            --           314           314
                                                                                                                       -------
 Comprehensive
  Income.........                                                                                                      $16,339
                                                                                                                       =======
 Issuance of
  common stock
  upon exercise
  of options.....      --      --    1,573   8,706      --           --          --             --         8,706
 Issuance of
  common stock
  under Employee
  Stock Purchase
  Plan...........      --      --      313   1,770      --           --          --             --         1,770
 Amortization of
  deferred
  compensation...      --      --      --      --       --           166         --             --           166
 Repayment of
  notes
  receivable.....      --      --      --      --       320          --          --             --           320
 Income tax
  benefit from
  stock option
  transactions...      --      --      --    2,965      --           --          --             --         2,965
                    ------  ------  ------ -------    -----        -----        ----       --------      -------
 Balance at
  December 31,
  1998...........      --   $  --   30,752 $95,068    $ --         $(210)       $ 12       $ (6,031)     $88,840
                    ======  ======  ====== =======    =====        =====        ====       ========      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                     Consolidated Statements of Cash Flows

                Increase (Decrease) in Cash and cash equivalents
                                 (in thousands)

                                                   Year ended December 31,
                                                   --------------------------
                                                     1998     1997     1996
                                                   --------  -------  -------
Cash flows from operating activities:
  Net income (loss)............................... $ 16,025  $(4,871) $   885
Adjustments to reconcile net income (loss) to net
 cash from operating activities:
  Depreciation and amortization...................    5,079    3,096    1,792
  (Gain) loss on disposals of assets..............       30       61       (9)
  Loss in joint ventures..........................      489      612      --
  Compensation related to options granted in
   settlement of dispute..........................      --       --        90
  Changes in items affecting operations:
    Accounts receivable...........................   (6,143)  (3,873)  (4,801)
    Prepaid expenses and other current assets.....     (119)  (1,870)    (526)
    Accounts payable..............................      449    1,058      599
    Accrued bonuses and commissions...............    3,156    1,167      910
    Accrued merger costs..........................   (2,883)   2,883      --
    Income taxes payable..........................    1,338    1,563       45
    Other accrued liabilities.....................    2,904      (42)   1,111
    Deferred revenue..............................   (1,639)   4,480    2,106
                                                   --------  -------  -------
Net Cash provided by (used in) operating activi-
 ties.............................................   18,686    4,264    2,202
                                                   --------  -------  -------
Cash flows from investing activities
  Purchases of property and equipment.............   (4,831)  (7,429)  (3,453)
  Proceeds from sales of property and equipment...      --        15       25
  Proceeds from sales of short-term investments...  117,376   56,662   30,949
  Purchases of short-term investments............. (150,466) (56,020) (70,289)
  Decrease (increase) in employee note
   receivable.....................................   (1,258)     (86)     157
  Increase in other assets........................       86   (1,160)      61
                                                   --------  -------  -------
Net cash used in investing activities.............  (39,093)  (8,018) (42,550)
                                                   --------  -------  -------
Cash flows from financing activities
  Principal payments on capital lease
   obligations....................................     (340)    (553)    (705)
  Proceeds from initial public offering, net of
   offering costs.................................      --       --    42,261
  Repayment of notes receivable...................      320      --       --
  Proceeds from additional issuance of common
   stock, net of offering costs...................   13,441    2,548   11,197
                                                   --------  -------  -------
Net cash provided by financing activities.........   13,421    1,995   52,753
                                                   --------  -------  -------
Net increase (decrease) in cash and cash equiva-
 lents............................................   (6,986)  (1,759)  12,405
Effect of exchange rates on cash..................      313     (374)      (9)
Cash and cash equivalents at the beginning of the
 period...........................................   14,550   16,683    4,287
                                                   --------  -------  -------
Cash and cash equivalents at the end of the
 period........................................... $  7,877  $14,550  $16,683
                                                   ========  =======  =======
Supplemental disclosure of cash flow information
  Cash paid during the period for interest........ $     16  $    44  $   116
                                                   ========  =======  =======
  Income taxes paid............................... $     40  $   143  $    67
                                                   ========  =======  =======
Supplemental schedule of non cash financing
 activities
  Equipment acquired under capital lease
   obligations.................................... $    --   $    49  $   401
                                                   ========  =======  =======
  Conversion of preferred stock to common stock... $    --   $ 1,986  $ 4,916
                                                   ========  =======  =======
  Issuance of common stock for software........... $    --   $   375  $   --
                                                   ========  =======  =======
  Tax benefit from stock options.................. $  2,965  $   --   $   250
                                                   ========  =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

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

 Foreign Exchange

   Assets and liabilities of the Company and its wholly-owned foreign subsidiaries are translated from the local currency to the United States dollar at month-end exchange rates. Income and expense items are translated on a monthly basis at the average rates of exchange prevailing during the month. The adjustment resulting from translating the financial statements of the Company and its foreign subsidiaries is reflected as an accumulated translation adjustment in stockholders' equity. Foreign currency transaction gains and losses are included in results of operations and were immaterial for all periods presented. The Company has not entered into any material hedging contracts in the three years ended December 31, 1998.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements.

 Revenue Recognition

   Licenses are comprised of perpetual license fees, which are recognized as revenue after execution of a license agreement or receipt of a definitive purchase order and shipment of the product, if vendor specific objective evidence exists to allocate the fee from the arrangement between delivered and undelivered elements, and collection of the resulting receivables is deemed probable. Where delivery involves significant installation obligations at multiple sites, revenues are recognized on a per-site basis upon completion of installation. Product returns and allowances (which were not significant through December 31, 1998) are estimated and provided for at the time of sale.

   Revenue from subscription and maintenance agreements is deferred and recognized on a straight-line basis over the life of the related agreement, which is typically one year.

   Service and other revenues are comprised of data services, process consulting, and training fees. Revenues from these items are recognized upon completion of the work to be performed.

 Comprehensive Income

   As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires all changes in equity that result from transactions and other economic events of the period other than transactions with owners, for example, unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, to be included in other comprehensive income.

                           ASPECT DEVELOPMENT, INC.

 Segment Reporting

   Effective December 31, 1998 the Company adopted the provisions of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information in annual statements and interim financial reports regarding operating segments, products and services, geographic areas and major customers. SFAS No. 131 has had minimal effect on the Company since the segments as viewed by the Company's management were already reported on the face of the Statements of Operations. Segment results are reported for Licenses, Subscriptions and Maintenance, and Services and other.

 Per Share Amounts

   Effective December 31, 1997, the Company adopted the provisions of SFAS No. 128, "Earnings per Share." As required by SFAS No. 128, all prior periods presented have been restated to conform to the requirements of the statement.

                           ASPECT DEVELOPMENT, INC.

   Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income
(loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and warrants (using "the treasury stock" method). Common equivalent shares are excluded from the dilutive computation when their effect is anti-dilutive. Diluted EPS is computed using the weighted average number of common shares outstanding after the issuance of common stock upon exercise of stock options (using "the treasury stock" method) and the issuance of common stock upon the conversion of convertible preferred stock (using the if-converted method) when their effect is dilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts).

                                                        Years ended December
                                                                31,
                                                       -----------------------
                                                        1998    1997     1996
                                                       ------- -------  ------
Basic:
Weighted average common shares outstanding............  29,931  27,634  21,060
Convertible preferred stock...........................     --      --    2,950
                                                       ------- -------  ------
Total weighted average common and common equivalent
 shares outstanding...................................  29,931  27,634  24,010
Net income/(loss)..................................... $16,025 $(4,871) $  885
Basic income/(loss) per share......................... $  0.54 $ (0.18) $ 0.04
Diluted:
Weighted average common shares outstanding............  29,931  27,634  21,060
Common stock equivalents (treasury stock method)......   3,219     --    3,500
Convertible preferred stock...........................     --      --    2,950
                                                       ------- -------  ------
Total weighted average common and common equivalent
 shares outstanding...................................  33,150  27,634  27,510
Net income/(loss)..................................... $16,025 $(4,871) $  885
Diluted income/(loss) per share....................... $  0.48 $ (0.18) $ 0.03

 Concentration of Credit Risk and Significant Customers

   Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash investments and trade receivables. The Company has a cash investment policy that limits investments to investment grade securities. The Company's revenues consist primarily of license and subscription fees for its applications software and reference data products from large manufacturers in the United States, Europe and Asia. The Company has historically sold primarily to large financially stable institutions and has not obtained collateral. The Company has not incurred significant credit losses during any of the periods presented. Increases in the Company's allowance for bad debts (expense) in 1998, 1997 and 1996 were approximately $126,000, $52,000 and $281,000, respectively. No outstanding customer receivables were written off and deducted from the allowance account in 1998 whereas in each of 1997 and 1996 years the write off amounts were approximately $7,000 and $112,000, respectively.

   During the years ended December 31, 1998 and 1996, no one customer accounted for more than 10% of revenues. During the year ended December 31, 1997 one customer accounted for 11% of revenues.

 Product Concentration

   The Company currently derives substantially all of its revenues from the licensing of its Explore client/server software, the VIP family of reference databases, the Krakatoa Web Catalog Publisher, and fees from

                           ASPECT DEVELOPMENT, INC.

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

 Cash, Cash Equivalents and Short-Term Investments

   The Company considers all highly liquid investments with minimum yield risks and original maturities of less than 90 days to be cash equivalents. The Company's investment policy is to protect the value of its investment portfolio and to minimize principal risk by earning returns based on current interest rates.

   At December 31, 1998, all of the Company's cash equivalents and short term investments were designated as "available-for-sale" and, in accordance with SFAS No. 115 are presented at fair value in the financial statements. As of December 31, 1998, the carrying value of the Company's short-term investments approximated the current fair value. Therefore no adjustment has been recorded as a separate component of equity as of December 31, 1998. Realized gains and losses to date have not been material. The cost of securities sold is based on specific identification.

   At December 31, 1998 and 1997, the Company's debt securities consisted of $1.0 million and $8.4 million of US Government Agency obligations, respectively, and $72.6 million and $36.2 million of domestic corporate debt issues, respectively, all of which mature within one year. At December 31, 1997, $4.1 million of debt securities were included in cash equivalents.

 Property and Equipment

   Office and computer equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the respective assets (generally two to five years). Equipment under capital lease obligations is recorded at cost and amortized on a straight-line basis over the shorter of its estimated life or the term of the lease (generally three years). Property and equipment as of December 31, 1998 and 1997, consisted of the following (in thousands):

                                                                 1998     1997
                                                                -------  ------
Computer equipment............................................. $10,323  $8,478
Computer software..............................................   2,101   1,159
Leased computer equipment & software...........................   2,172   2,101
Office equipment and furniture.................................   3,384   2,176
Leasehold improvements.........................................   1,992     533
                                                                -------  ------
                                                                 19,972  14,447
Less accumulated depreciation.................................. (10,851) (5,676)
                                                                -------  ------
Property and equipment, net.................................... $ 9,121  $8,771
                                                                =======  ======

 Research and Development

   Research and development expenditures are generally charged to operations as incurred. SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly through December 31, 1998, all research and development costs have been expensed.

                           ASPECT DEVELOPMENT, INC.

 Reclassification

   Certain prior year amounts have been reclassified to conform to the current year presentation.

 Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This Statement will not have a material impact on the financial condition or results of the operations of the Company.

   In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position
(SOP) 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, "Software Revenue Recognition,"' which defers for one year the application of provisions in SOP 97-2 which limit what is considered vendor-specific objective evidence of the fair value of the various elements in a multiple element arrangement. All other provisions of SOP 97-2 remain in effect. This SOP was effective as of March 31, 1998. In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, "Software Revenue Recognition,' With Respect to Certain Transactions," which amends paragraphs 11 and 12 of SOP 97-2, Software Revenue Recognition, to require recognition of revenue using the "residual value method" under certain conditions. Effective December 15, 1998, SOP 98-9 amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, "Software Revenue Recognition,"' to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of this SOP are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company does not anticipate that these statements will have a material adverse impact on its statement of operations.

2.Business Combination

   On November 25, 1997, the Company acquired all of the outstanding shares of Cadis, a privately held Delaware corporation which develops, markets, and supports component and supplier management software, by issuing approximately 1,411,000 shares of the Company's common stock. The acquisition was accounted for as a pooling-of-interests and the accompanying consolidated financial statements of Aspect for prior periods have been restated to include the operating results of Cadis. In connection with the transaction, the Company incurred approximately $4.3 million in merger related expenses, including $0.9 million in consulting fees to financial advisors, $0.7 million for legal and other professional fees, $0.7 million for personnel severance and outplacement expenses and $0.6 million for facilities consolidation expense. Of the merger expenses, a total of approximately $2.9 million was accrued at December 31, 1997, which was paid during 1998 resulting in no related accruals at December 31, 1998.

   There were no materially significant intercompany transactions between the Company and Cadis prior to the merger and there were no significant adjustments required to conform the financial reporting of the two companies.

                           ASPECT DEVELOPMENT, INC.

   The following information shows revenue and net income of the separate companies during the periods preceding the combination (in thousands):

                                                      Unaudited Ten
                                                      Months Ended   Year Ended
                                                       October 31,  December 31,
                                                          1997          1996
                                                      ------------- ------------
Revenue:
  Aspect.............................................    $36,170      $24,235
  Cadis..............................................      4,564        6,223
                                                         -------      -------
                                                         $40,734      $30,458
                                                         =======      =======
Net income (loss):
  Aspect.............................................    $ 6,614      $ 3,009
  Cadis..............................................     (6,725)      (2,124)
                                                         -------      -------
                                                         $  (111)     $   885
                                                         =======      =======

3. Lease Obligations

   The Company leases fourteen office facilities under noncancelable operating leases, which expire at various dates through September 2007. The Company also rents certain property and equipment under operating leases. Rental expense for all operating leases was $2,439,069, $2,377,942 and $933,193 for 1998,
1997 and 1996, respectively.

   Future minimum lease payments under operating and capital lease obligations which have initial or remaining non cancelable lease terms in excess of one year as of December 31, 1998 are as follows (in thousands):

                                                               Operating Capital
                                                                Leases   Leases
                                                               --------- -------
Year ending December 31,
  1999........................................................  $ 2,252    $17
  2000........................................................    2,252    --
  2001........................................................    1,339    --
  2002........................................................      909    --
  2003........................................................      600    --
Thereafter....................................................    3,072    --
                                                                -------    ---
Total minimum lease payments..................................  $10,425    $17
                                                                =======    ===

4. Stockholders' Equity

   Cadis was authorized to issue a total of 1,985,705 shares of Junior Mandatorily Redeemable Preferred stock ("Junior Preferred"), all of which had been issued as of December 31, 1996. The holders of Junior Preferred were entitled to liquidation preferences of $1.00 per share and were not entitled to dividends. The Junior Preferred was mandatroily redeemable at $1.00 per share on each of July 31, 2000, 2001 and 2002. In 1997, all of the outstanding Junior Preferred of Cadis was converted to common stock of the Company at the time of the acquisition of Cadis.

                           ASPECT DEVELOPMENT, INC.

Convertible Preferred Stock and Common Stock

   Each aggregate share of Series A, B, and C preferred stock outstanding was automatically converted into one share of common stock upon the initial public offering of the Company's common stock on May 24, 1996 (a total of 7,374,234 shares). In 1996, the Company's Certificate of Incorporation was amended to authorize the issuance of 2,000,000 shares of undesignated preferred stock and 20,000,000 shares of common stock. The Board did not authorize any additional shares in 1997. In 1998, the Company's Certificate of Incorporation was amended to increase the number of shares of the Company's Common Stock authorized for issuance by 80,000,000 shares, to a total of 100,000,000. The Board did not authorize any additional preferred stock in 1998.

Stock Split

   In 1998, the Company effected a two for one stock split by declaring a dividend payable in shares of the Common Stock of the Company, of one additional share for each share outstanding. All share and per share numbers in the accompanying financial statements have been adjusted to reflect the stock split.

Shareholder Rights Plan

   On September 1, 1998 the Board of Directors approved the adoption of a Share Purchase Rights Plan (the "Rights Plan"). Terms of the Rights Plan provide for a dividend distribution of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $.001 per share (the "Common Shares"), of the Company. The dividend is payable on October 22, 1998 (the "Record Date") to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share (the "Preferred Shares"), at a price of $187.50 per one one-hundredth of a Preferred Share (the "Purchase Price"), subject to adjustment. Each one one-hundredth of a share of Preferred Shares has designations and powers, preferences and rights, and the qualifications, limitations and restrictions which make its value approximately equal to the value of a Common Share.

   Rights will not be distributed upon the earlier of (i) the date of a public announcement that a person, entity or group of affiliated or associated persons have acquired beneficial ownership of 15% or more of the outstanding Common Shares (an "Acquiring Person") or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or entity becomes an Acquiring Person) following the commencement of, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person or entity becoming an Acquiring Person. The Rights will expire on October 7, 2008 unless the Rights are earlier redeemed or exchanged by the Company.

Common Stock Subject to Repurchase

   The Company has previously issued shares of common stock, which are subject to the Company's right to repurchase at the original issuance price upon the occurrence of certain events, as defined in the agreement relating to the sales of such stock. At December 31, 1996, 1997, and 1998, approximately 702,084, 277,084 and 14,475 shares, respectively, were subject to repurchase. In the event that a stockholder negotiates to sell all or part of the stock to a third party, the Company has a right of first refusal to repurchase that stock at the negotiated price.

Stock Options

   Amended and Restated 1992 Stock Option Plan. In 1996, the Company adopted its Amended and Restated 1992 Stock Option Plan (the "Plan"), which authorizes the board of directors to grant incentive and nonstatutory

                           ASPECT DEVELOPMENT, INC.

stock to purchase up to 7,860,000 shares of common stock to employees, officers, directors and consultants of the Company. The 1992 Plan allows for the grant of incentive stock options to employees and the grant of nonstatutory stock options to all eligible participants. In 1998, the Company amended the 1992 Plan to increase the number of shares of common stock reserved for issuance thereunder to 10,060,000.

   The exercise price shall be at least 100% and 85% of the fair market value of the common stock on the date of the grant for incentive stock options and nonstatutory stock options, respectively, except for options granted to a person owning greater than 10% of the total voting power of the Company, for which the exercise price of the options must not be less than 110% of the fair market value at the time of grant. Options generally become exercisable upon grant subject to repurchase rights in favor of the Company until vested. At December 31, 1996, December 31, 1997 and December 1998, a total of 95,744, 22,940 and 14,475 shares of common stock, respectively, previously exercised under the plan were subject to repurchase. Shares generally vest over a period of four years, with 1/8 of the shares subject to option vesting at the end of the six months after commencement of employment, and the remainder vesting ratably over the next 42 months. Options may be granted with different vesting terms. Options are exercisable for a term of ten years after the date of grant except those options granted to a person owning greater than 10% of the total vesting power of stock of the Company, which are exercisable for a term of five years after the date of grant. The options are not transferable.

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

   On November 25, 1997, in connection with the merger of the Company and Cadis described in Note 2, the Company substituted options covering 235,684 shares of common stock for options granted under the Cadis option plan and assumed the rights and obligations of Cadis with respect to the outstanding options. The options are generally exercisable only when vested, and have similar vesting terms as options granted under the 1992 Plan.

   1996 Outside Directors Stock Option Plan. In 1996, the Company adopted its 1996 Outside Directors Stock Option Plan (the "Directors Plan") and reserved for issuance a total of 200,000 shares of common stock. The Directors Plan provides for the automatic grant of nonstatutory stock options to directors of the Company who are not employees of the Company or any parent or subsidiary corporation of the Company ("Outside Directors"). Under the Directors Plan, each Outside Director who had not previously been granted an option under a stock option plan of the Company was granted automatically on the effective date of the IPO an option to purchase 10,000 shares of common stock. Each new Outside Director elected after the date of the IPO is granted automatically on the date of election an option to purchase 30,000 shares of common stock. Such options will become vested in three annual installments on the anniversary of the date of grant. In addition, each Outside Director previously granted an option under the Directors Plan is granted automatically on the date of each annual meeting of the stockholders after 1996 an option to purchase 10,000 shares of common stock. Each such subsequent option will become vested in full on the third anniversary of the date of grant. The exercise price of each option granted under the Directors Plan is equal to the fair market value of the common stock on the date of grant, and the term of each option is ten years. Options granted under the Directors plan are nontransferable.

   1997 Nonstatutory Stock Option Plan. In 1997, the Company adopted its 1997 Nonstatutory Stock Option Plan (the "1997 Plan"), which authorizes the board of directors to grant nonstatutory stock options to purchase up to 2,400,000 shares of common stock to eligible participants. The option exercise price shall be at least 85% of the fair market value of the Company's common stock on the date of grant of the option. The options are not transferable. The shares issued under the 1997 Plan are subject to the Company's right to repurchase all shares

                           ASPECT DEVELOPMENT, INC.

not vested to the employee under the 1997 Plan at the participant's original cost. Shares vest ratably over a 48-month period.

   Information with respect to activity under the plans is as follows (in thousands except per share and exercise price amounts):

                                                 Outstanding Options
                                           -------------------------------
                         Options Available                    Price Per    Weighted Average
                             for Grant     Number of Shares     Share       Exercise Price
                         ----------------- ---------------- -------------- ----------------
Balance at December 31,
 1995...................         298             3,814      $ 0.03-$ 1.84       $ 0.23
  Additional Shares
   Authorized...........       3,400               --                  --          --
  Options Granted.......      (2,110)            2,110      $ 0.35-$13.38       $ 5.29
  Exercised.............         --             (1,282)     $ 0.03-$ 4.05       $ 0.21
  Canceled..............         216              (216)     $ 0.10-$ 4.05       $ 0.74
                              ------            ------      --------------      ------
Balance at December 31,
 1996...................       1,804             4,426      $ 0.03-$13.38       $ 2.64
  Additional Shares
   Authorized...........       2,400               --                  --          --
  Options Granted.......      (3,342)            3,342      $ 1.50-$22.41       $14.39
  Exercised.............         --             (1,346)     $ 0.03-$16.88       $ 0.88
  Canceled..............         342              (342)     $ 0.10-$21.67       $ 9.54
                              ------            ------      --------------      ------
Balance at December 31,
 1997...................       1,206             6,080      $ 0.03-$22.41       $ 9.18
  Additional Shares
   Authorized...........       2,200               --                  --          --
  Options Granted.......      (2,500)            2,500      $17.75-$38.25       $27.06
  Exercised.............         --             (1,573)     $ 0.03-$31.875      $ 5.48
  Canceled..............         599              (599)     $ 0.05-$38.25       $16.47
                              ------            ------      --------------      ------
Balance at December 31,
 1998...................       1,523             6,408      $ 0.03-$38.25       $16.40
                              ======            ======      ==============      ======

   At December 31, 1998, 1,865,552 options were vested (1,475,956 at December 31, 1997 and 1,663,585 shares at December 31, 1996).

   The Company has recorded for financial statement purposes deferred compensation expense of $0.7 million for the difference between the exercise price and the deemed fair value of the common stock with respect to certain options granted in 1995 and 1996. This amount is being amortized over the vesting period of the individual options, which is generally four years. Compensation expense recognized in fiscal 1998, 1997 and 1996 total approximately $166,000, $168,000 and $138,000, respectively. At December 31, 1998, deferred compensation totaled $210,000.

   1996 Employee Stock Purchase Plan. In 1996, the Company adopted its 1996 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 1,000,000 shares of common stock have been reserved for issuance under the Purchase Plan, and 362,893 were issued in the year ended December 31, 1997 and 312,939 in the year ended December 31, 1998. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during concurrent 24-month offering periods. Each offering period is divided into four consecutive six-month purchase periods. The price at which stock is sold under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first day of the offering period or the last day of the purchase period, whichever is lower.

Option Issued as Settlement

   During 1996, the board of directors approved the issuance of an option to a third party to purchase up to 200,000 shares of common stock at a price of $4.05 per share to obtain the release of all claims arising from a

                           ASPECT DEVELOPMENT, INC.

dispute with such party. The Company recorded an expense of $90,000 in connection with this grant. A total of 150,000 of these options were exercised in 1996 for proceeds of $607,000 and the remaining 50,000 options were exercised in January 1997 for proceeds of $203,000.

Stock-Based Compensation

   The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 5.26%, 6.00% and 5.64%; a dividend yield of 0.0%; volatility factors of the expected market price of the Company's common stock of 0.84, 0.70 and 0.75; and a weighted-average expected life of the option of 0.2, 2.5 and 2.0 years beyond each respective vesting period. The weighted average fair value of options granted during 1998, 1997 and 1996 was $17.55, $13.97 and $4.56, respectively.

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

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                          1998    1997    1996
                                                         ------ --------  -----
Pro forma net income/(loss)............................. $4,366 $(13,157) $ 222
Pro forma earnings per share
  Basic................................................. $ 0.15 $  (0.48) $0.01
  Diluted............................................... $ 0.13 $  (0.48) $0.01

                           ASPECT DEVELOPMENT, INC.

   The following table summarizes information regarding stock options outstanding at December 31, 1998.

                         Options Outstanding         Options Exercisable
                 ----------------------------------- --------------------
                                 Weighted
                     Shares       Average   Weighted             Weighted
                 Outstanding at  Remaining  Average              Average
   Range of       December 31,  Contractual Exercise   Number    Exercise
Exercise Prices       1998         Life      Price   Exercisable  Price
---------------  -------------- ----------- -------- ----------- --------
$  0.1-$ 1.00        579,519       6.31      $ 0.31     579,519   $ 0.31
  1.50-  9.87        923,408       7.34        4.27     904,595     4.28
 10.25- 15.50      1,581,453       8.48       11.20   1,581,453    11.20
 16.87- 21.84      1,532,589       9.03       20.16   1,532,589    20.16
 22.25- 30.62      1,508,479       9.54       28.35   1,508,479    28.35
$31.59-$38.25        282,111       9.59       33.79     283,611    33.81
                   ---------       ----      ------   ---------   ------
                   6,407,559       8.55      $16.39   6,390,246   $16.39
                   =========       ====      ======   =========   ======

5. Notes Receivable from Stockholders

   In 1994, the Company issued 550,000 shares of common stock to an officer at a purchase price of $0.20 per share in exchange for a full-recourse promissory note bearing interest at 6.31% per year. Interest was payable annually, and the principal was due in 2003. The promissory note, including interest accrued to date, was paid in full in 1998.

   In 1995, the Company issued 300,000 shares of common stock to an officer, at a purchase price of $0.70 per share in exchange for a full-recourse promissory note bearing interest at 6.31% per year. Interest is payable annually, and the principal is due in 2004. The promissory note, including interest accrued to date, was paid in full in 1998.

6. Income Taxes

   The provision for taxes consists of the following (in thousands):

                                                                Years ended
                                                                December 31,
                                                             ------------------
                                                              1998   1997  1996
                                                             ------ ------ ----
   Current:
     Federal................................................ $    0 $1,027 $353
     State..................................................    100    466   53
     Foreign................................................    479    100   33
                                                             ------ ------ ----
                                                                579  1,593  439
   Deferred:
     Federal................................................  2,387     -- (109)
     State..................................................  1,556     --   --
                                                             ------ ------ ----
                                                              3,943     --   --
                                                             ------ ------ ----
                                                             $4,522 $1,593 $330
                                                             ====== ====== ====

                           ASPECT DEVELOPMENT, INC.

   The Company's effective income tax provision differs from the Federal statutory rate of 35% due to the following (in thousands):

                                                       Years ended December
                                                               31,
                                                       ----------------------
                                                        1998    1997    1996
                                                       ------  -------  -----
Expected tax provision (benefit) at federal statutory
 rate................................................. $6,668  $(1,114) $ 413
State taxes (net of federal benefit)..................  1,656      308     35
Net operating losses not currently usable............. (3,120)   2,598    722
Non-deductible acquisition costs......................     --      519    --
Foreign taxes.........................................    479      100    --
Research credits......................................   (750)    (350)   --
Foreign tax credits...................................   (411)     --     --
Other.................................................    --       239     49
Prior year net operating losses not benefited.........    --      (707)  (889)
                                                       ------  -------  -----
Provision for income taxes............................ $4,522  $ 1,593  $ 330
                                                       ======  =======  =====
Effective tax rate                                      22.01%    N.M.  27.16%

   As of December 31, 1998, the Company had federal net operating loss carryforwards of approximately $24.8 million, of which approximately $20.2 million relate to Cadis pre-acquisition net operating losses. The Company also had federal research and development tax credit carryforwards of approximately $2.45 million. The federal net operating loss and credit carryforwards will expire between 2007 and 2018 if not utilized.

   Due to a change in ownership in 1991, the utilization of approximately $10.0 million of Cadis net operating loss carryforwards incurred prior to that date are limited in accordance with the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. In addition, due to the change in ownership which resulted from Aspect Development, Inc.'s acquisition of Cadis, there is an overall annual limitation of approximately $3.5 million with respect to the entire $23.7 million of Cadis's pre-acquisition net operating losses. The Company's net operating losses and credits may also be subject to an annual limitation due to the ownership change provisions should the Company itself experience an ownership change. Significant components of the Company's deferred tax assets are as follows:

                                                          December 31,
                                                    ---------------------------
                                                      1998      1997     1996
                                                    --------  --------  -------
Deferred tax assets:
  Net operating loss carryforwards................. $ 11,319  $ 13,000  $ 7,000
  Research credit carryforwards....................    2,450     1,700    1,100
  Foreign tax credits..............................      811       400      300
  Other timing differences.........................    2,000     2,000      800
                                                    --------  --------  -------
Total deferred tax assets..........................   16,580    17,100    9,200
Valuation allowance................................  (15,000)  (17,100)  (9,200)
                                                    --------  --------  -------
Net deferred tax assets............................ $  1,580  $    --   $   --
                                                    ========  ========  =======

   The valuation allowance decreased by $2.1million during the year ended December 31, 1998. Approximately $8.7 million of the remaining valuation allowance relates to net operating losses and other tax attributes acquired in the Cadis acquisition (see Note 2) which have not been benefited. Approximately $6.3 million of the remaining valuation allowance relates to benefits of stock option deductions which, if recognized, will be allocated directly to stockholders' equity.

                           ASPECT DEVELOPMENT, INC.

7. Joint Venture

   The Company entered into a Limited Liability Company ("LLC") Agreement with CMP Media Inc. ("CMP") dated April 4, 1997. The LLC, EDTN, was established to provide news, promotional materials, literature, product data, reference material, application information tutorials, seminars, product and software demonstrations and other services through the Internet and corporate intranets to the electronic engineering community in North America. As of December 31, 1998, the ownership of the LLC was shared equally between the Company and CMP, each contributing $1.0 million to establish the LLC. In fiscal 1998 and 1997, the Company's share of losses in the joint venture amounted to $0.6 million and $0.5 million respectively. This amount is included in Interest and other expense.

8. Industry Segment and Geographic Information

   During 1998 the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information". The Company develops, markets and supports enterprise client/server software and reference data products that enable manufacturers to improve product development and business processes through component and supplier management.

   The Company is organized based upon the nature of the products and services it offers. Under this organizational structure, the Company operates in three fundamental business segments: licenses, subscription and maintenance, and service. The information in the following tables is derived directly from the Company's internal financial reporting used for corporate management purposes. The Company evaluates its segments' performance based on several factors, including revenue, gross profit, and net income before taxes. Unallocated costs include corporate and other costs not allocated to business segments for management reporting purposes.

                                                    Year Ended December 31,
                                                    -------------------------
                                                     1998     1997     1996
                                                    -------  -------  -------
Net revenues from unaffiliated customers (in
 thousands):
  Licenses......................................... $51,132  $26,892  $16,043
  Subscriptions and maintenance....................  17,509   13,594    9,392
  Service..........................................  17,724    9,443    5,023
                                                    -------  -------  -------
    Total revenue.................................. $86,365  $49,929  $30,458
                                                    =======  =======  =======
                                                    Year Ended December 31,
                                                    -------------------------
                                                     1998     1997     1996
                                                    -------  -------  -------
Income (loss) before income taxes (in thousands):
  Licenses......................................... $49,713  $26,546  $15,431
  Subscriptions and maintenance....................  13,772   10,918    8,186
  Service..........................................  11,324    4,416    2,334
                                                    -------  -------  -------
    Gross Profit................................... $74,809  $41,880  $25,951
                                                    =======  =======  =======
  Unallocated expense.............................. $57,037  $47,559  $26,332
  Interest and other income........................   3,526    3,066    1,805
  Interest and other expense.......................    (751)    (665)    (209)
                                                    -------  -------  -------
    Income (loss) before income taxes.............. $20,547  $(3,278) $ 1,215
                                                    =======  =======  =======

                           ASPECT DEVELOPMENT, INC.

   The Company's foreign operations consist of sales, marketing, and support activities in subsidiaries and distributors throughout the world and development and support activities in India. The Company's export sales were as follows (in thousands):

                                                    Year Ended December 31,
                                                    --------------------------
                                                      1998     1997     1996
                                                    --------  -------  -------
Net revenues from unaffiliated customers:
  Europe........................................... $    202  $   976  $ 2,398
  Asia.............................................    2,344    1,046      229
                                                    --------  -------  -------
    Total export sales............................. $  2,546  $ 2,022  $ 2,627
                                                    ========  =======  =======

   Net revenue and operating income generated by the Company and its corresponding identifiable assets classified by major geographic area were as follows (in thousands):

                                                    Year Ended December 31,
                                                    --------------------------
                                                      1998     1997     1996
                                                    --------  -------  -------
Net revenues from unaffiliated customers:
  North America.................................... $ 75,232  $41,431  $24,282
  Europe...........................................    8,413    7,452    5,947
  Other international operations...................    2,720    1,046      229
                                                    --------  -------  -------
    Total net revenues............................. $ 86,365  $49,929  $30,458
                                                    ========  =======  =======
Income (loss) from operations:
  North America.................................... $ 17,661  $(9,328) $(4,520)
  Europe...........................................    3,051    3,520    4,789
  Other international operations...................   (2,940)     129     (650)
                                                    --------  -------  -------
    Income (loss) before interest and taxes........ $ 17,772  $(5,679) $  (381)
                                                    ========  =======  =======
Identifiable assets:
  North America.................................... $109,938  $74,144
  Europe...........................................    2,891    5,340
  Other international operations...................    1,953    2,236
                                                    --------  -------
    Total identifiable assets...................... $114,782  $81,720
                                                    ========  =======

9. 401(k) Plan

   Under the Company's 401(k) Plan, an employee may defer and invest up to 20% of his or her compensation, subject to an annual limitation. As of December 31, 1998, the Company had not elected to make any matching contributions under the Plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   On November 12, 1998, the Company filed a Report on Form 8-K reporting that Ernst & Young LLP had resigned as the Company's independent auditors. The Company announced that a marketing relationship had been established whereby Ernst & young LLP would market the Company's products. In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 1997 and in subsequent interim period, there were no disagreements with Ernst &Young LLP on any matters of accounting principles or practice, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report. The reports of Ernst & Young LLP for the past two years did not contain an adverse opinion or a disclaimer of opinion and these reports were not qualified or modified as to uncertainty, audit scope or accounting principles. Effective November 13, 1998, the Company engaged Arthur Andersen LLP to audit the Company's consolidated financial statements for the fiscal year ending December 31, 1998.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   Information required by this item, insofar as it relates to directors and executive officers, will be contained under the captions "Election of Directors and Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the definitive Proxy Statement with respect to the Company's 1999 Annual meeting of Stockholders (the "1999 Proxy Statement"), and is hereby incorporated by reference thereto.

ITEM 11. EXECUTIVE COMPENSATION.

   Information required by this item will be contained in the Proxy Statement under the caption "Executive Compensation," and is hereby incorporated by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   Information required by this item will be contained in the 1999 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management," and is hereby incorporated by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   Information required by this item will be contained in the Proxy Statement under the caption "Certain Transactions," and is hereby incorporated by reference thereto.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as part of this Report:

    1. Financial Statements and Financial Statement Schedules -- See Index to Consolidated Financial Statements at Item 8 on Page 34 of this Report.

    2. Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Report.


 Exhibit
  Number                               Exhibit Title
 -------   --------------------------------------------------------------------
   3.1(1)  Restated Certificate of Incorporation.
   3.2(1)  Form of Restated Certificate of Incorporation to be filed with the
           Delaware Secretary of State following the closing of this offering.
   3.3(4)  Certificate of Designation for Series A Junior Participating
           Preferred Stock
   3.4(1)  By-Laws.
   4.1(1)  Restated Rights Agreement dated December 3, 1993.
 *10.1(1)  Amended and Restated 1992 Stock Option Plan and forms of agreements thereunder.
 *10.2(1)  1996 Employee Stock Purchase Plan.
 *10.3(1)  1996 Outside Directors Stock Option Plan and forms of agreement thereunder.
  10.4(1)  Sublease Agreement between the Company and Insignia Solutions, Inc.
           dated December 9, 1995.
  10.5(1)  Agreement of Lease between the Company and Mareld Company, Inc.
           dated June 2, 1994.
  10.6(1)  Agreement of Lease between Aspect Development India and M.S.
           Janardhan Corporation dated September 18, 1995.
  10.7(1)  Agreement of Lease between Aspect-DCM Pvt. Ltd. and the co-owners of
           Leo Shopping Complex, dated February 10, 1994.
  10.8(1)  Master Lease Agreement between the Company and Comdisco, Inc. dated
           July 2, 1992.
  10.9(1)  Business Loan Agreement between the Company and Silicon Valley Bank dated November 14, 1995.
  10.10(2) Agreement and Plan of Reorganization dated November 18, 1997 among
           Aspect Development, Inc., Hawaii Acquisition Corporation and Cadis,
           Inc.
  10.11(3) Amendment to Agreement and Plan of Reorganization dated November 21,
           1997 among Aspect Development, Inc., Hawaii Acquisition Corporation
           and Cadis, Inc.
  21.1     List of Subsidiaries.
  23.1     Consent of Arthur Andersen LLP, Independent Public Accountants.
  23.2     Consent of Ernst & Young LLP, Independent Auditors.
  23.3     Consent of Arthur Andersen LLP, Independent Public Accountants.
  24.1     Power of Attorney. (See page 59)
  27.1     Financial Data Schedule.
  99.1(4)  Rights Agreement dated as of October 7, 1998 among the Company and
           U.S. Stock Transfer Corporation.

--------
 * Constitutes a management contract or compensatory plan required to be filed pursuant to Item 13(a) of Form 10-K.
(1) Incorporated by reference to identically numbered exhibit to Registrant's Registration Statement on Form SB-2 (file no. 333-3840-LA) filed on April 19, 1996.

(2) Incorporated by reference to Registrant's Current Report on Form 8-K filed December 10, 1997.
(3) Incorporated by reference to Registrant's Current Report on Form 8-K filed December 10, 1997.
(4) Incorporated by reference to Registrant's Current Report on Form 8-K filed on October 7, 1998.

    (b) Reports on Form 8-K during the quarter ended December 31, 1998:

       On November 12, 1998, the Company filed a Report on Form 8-K reporting that Ernst & Young LLP had resigned as the Company's independent auditors. The Company announced that a marketing relationship had been established whereby Ernst & Young LLP would market the Company's products. In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 1997 and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practice, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report. The reports of Ernst & Young LLP for the past two years did not contain an adverse opinion or a disclaimer of opinion and these reports were not qualified or modified as to uncertainty, audit scope, or accounting principles. Effective November 13, 1998, the Company engaged Arthur Andersen LLP to audit the Company's consolidated financial statements for the fiscal year ending December 31, 1998.

       On September 1, 1998 the Board of Directors approved the adoption of a Share Purchase Rights Plan (the "Rights Plan"). Terms of the Rights Plan provide for a dividend distribution of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $.001 per share (the "Common Shares"), of the Company. The dividend is payable on October 22, 1998 (the "Record Date") to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share (the "Preferred Shares"), at a price of $187.50 per one one-hundredth of a Preferred Share (the "Purchase Price"), subject to adjustment. Each one one-hundredth of a share of Preferred Shares has designations and powers, preferences and rights, and the qualifications, limitations and restrictions which make its value approximately equal to the value of a Common Share.

       Rights will not be distributed upon the earlier of (i) the date of a public announcement that a person, entity or group of affiliated or associated persons have acquired beneficial ownership of 15% or more of the outstanding Common Shares (an "Acquiring Person") or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or entity becomes an Acquiring Person) following the commencement of, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person or entity becoming an Acquiring Person. The Rights will expire on October 7, 2008 unless the Rights are earlier redeemed or exchanged by the Company.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March 1999.

                                          Aspect Development, Inc.

                                                    /s/ Romesh Wadhwani
                                          By___________________________________
                                              Romesh Wadhwani Chief Executive
                                              Officer and Director (Principal
                                                    Executive Officer)


                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints jointly and severally, Romesh Wadhwani and David S. Dury and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any way and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             Signatures                        Title                 Date

         /s/ Romesh Wadhwani           Chairman of the          March 30, 1999
-------------------------------------   Board of Directors
           Romesh Wadhwani              and ChiefExecutive
                                        Officer (Principal
                                        Executive Officer)

          /s/ Joseph Prang             President, Chief         March 30, 1999
-------------------------------------   Operating Officer
            Joseph Prang                and Director

          /s/ David S. Dury            Vice President and       March 30, 1999
-------------------------------------   Chief Financial
            David S. Dury               Officer(Principal
                                        Financial and
                                        Accounting Officer)

         /s/ Mark A. Stevens           Director                 March 30, 1999
-------------------------------------
           Mark A. Stevens

          /s/ Dennis Sisco             Director                 March 30, 1999
-------------------------------------
            Dennis Sisco

          /s/ Steven Goldby            Director                 March 30, 1999
-------------------------------------
            Steven Goldby