Form 10-K/A
period 1998-12-31
ASPECT DEVELOPMENT INC
filed 1999-04-30
CIK 1013334

================================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                             -------------------
                                 FORM 10-K/A
                             -------------------

                               Amendment No. 1

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1998

                       Commission File Number 0-20749

                          ASPECT DEVELOPMENT, INC.
           (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                         25-1622857
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       identification No.)

             1300 Charleston Road, Mountain View, CA         94043
            (Address of principal executive offices)    (Zip code)

                                (650) 428-2700
             (Registrant's Telephone Number, including area code)


          Securities registered pursuant to Section 12(b) of the Act:
                                     None


          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $.001 par value per share


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]    No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendments to this Form 10-K.  [   ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of the Common Stock as reported on the Nasdaq National Market on April 15, 1999) was approximately $178,685,608. The number of outstanding shares of the Registrant's Common Stock as of the close of business on April 15, 1999 was 31,225,425.

================================================================================

                                   PART III

All share and per share numbers in this Form 10-K/A have been adjusted to give effect to a stock dividend paid on August 13, 1998.

Item 10.  Directors and Executive Officers of the Registrant


          The names of the current directors and executive officers, their ages and certain information about them are set forth below:

               Name               Age       Position Held With the Company

Dr. Romesh Wadhwani.............. 51        Chairman of the Board of Directors and
                                                Chief Executive Officer
Robert L. Evans.................. 46        President, Chief Operating Officer and Director
James C. Althoff................. 45        Executive Vice President and Chief Technical Officer
David S. Dury.................... 50        Vice President and Chief Financial Officer
Kenneth B. Belanger.............. 43        Vice President, Content Business Development
David Horne...................... 46        Vice President, Marketing
Philip G. Nutburn................ 49        Vice President, European Operations
Craig Palmer..................... 38        Vice President, Strategic Sourcing Group
Patrick Quirk.................... 42        Vice President, Americas and Asia/Pacific Sales
William Zierolf.................. 40        Vice President and General Manager, Knowledge Services
Steven Goldby.................... 58        Director
Joseph Prang..................... 43        Director
Dennis Sisco..................... 52        Director
Mark A. Stevens.................. 39        Director

Dr. Wadhwani founded Aspect in 1990 and has served as Chairman of the Board of Directors and Chief Executive Officer since January 1991. From January 1982 to March 1989, Dr. Wadhwani served as Chief Executive Officer of Cimflex Teknowledge, Corp., a provider of factory automation products and systems. Dr. Wadhwani continued to serve as Chairman of the Board of Cimflex until July 1990. From 1973 to 1981, Dr. Wadhwani was Chief Executive Officer of Compuguard Corporation, a provider of building automation systems. Dr. Wadhwani received his M.S. and Ph.D. in Electrical Engineering from Carnegie-Mellon University.

Mr. Evans was elected President and Chief Operating Officer and Director of Aspect in April 1999. From September 1995 to April 1999, Mr. Evans was Partner at Arthur Andersen Consulting responsible for Supply Chain Practices, Americas. From November 1993 to September 1995, Mr. Evans was Associate Partner at Arthur Andersen Consulting responsible for Logistics Strategy Practice. From September 1990 to August 1993, Mr. Evans was Vice President, Customer Support for Mazda Motor of America, Inc. Mr. Evans holds a B.A. in Economics from MacMurray College and an M.A. in Economics from Western Illinois University.

Mr. Althoff joined Aspect as Vice President, Software Operations in December 1991 and was appointed Senior Vice President and Chief Technical Officer in January 1997. From October 1981 to December 1991, Mr. Althoff served as Vice President of Engineering and General Manager of the Japan Business Unit of VLSI Technology/Compass Design & Automation, as ASIC developer. Mr. Althoff holds a B.S. in mathematics from Florida State University and an M.S. in computer science from California Institute of Technology.

Mr. Dury joined Aspect in April 1996 as Vice President and Chief Financial Officer. Mr. Dury served as Chief Financial Officer of NetFrame Systems, Inc., a network server manufacturer, from March 1992 to April 1996. From August 1991 to February 1992, Mr. Dury served as Senior Vice President and Chief Financial Officer of Maxtor Corporation, a disk drive manufacturer. From December 1989 to August 1991, Mr. Dury served as Executive Vice President and Chief Financial Officer of Boole & Babbage, a software developer. Mr. Dury was employed by Priam Corporation from February 1983 to February 1989, serving first as Vice President and Chief Financial Officer, and then as President and Chief Operating Officer. Mr. Dury had several financial and operating management positions at Intel Corporation from 1979 to 1983. Mr. Dury holds a B.A. in psychology from Duke University and an M.B.A. from Cornell University.

Mr. Belanger joined Aspect as Vice President, Data Operations in March 1992.
Mr. Belanger served as Director of Development at ExpertViews, Inc., a component information systems provider, from September 1989 to October 1991. Mr. Belanger holds a B.S. in engineering technology from the University of Massachusetts.

Mr. Horne joined Aspect in September 1996 as Vice President of Marketing. Mr. Horne was Vice President of Marketing for Concentra Corporation, a sales process automation software company, from July 1994 to September 1996. From September 1982 to June 1994 he held a variety of sales and marketing management positions at Computervision Corporation, a software development company, most recently Director of Worldwide Marketing operations. Mr. Horne holds a B.S. from the University of Massachusetts and an M.B.A. from Northeastern University.

Mr. Nutburn joined Aspect as Director of European Operations in November 1992. In January 1997, he was appointed as Vice President, European Operations. Mr. Nutburn worked as a consultant to Aspect from July 1992 to November 1992. He served as director of worldwide sales for the electronics design automation division of GenRad from June 1991 to June 1992. Prior to that time Mr. Nutburn held various management positions at Silicon Valley Research, Inc. (formerly, Silvar-Lisco) and with a division of Schlumberger Technologies, Inc. Mr. Nutburn holds a B.S. in electrical engineering from the University of Northumberland.

Mr. Palmer joined Aspect as Vice President of Marketing in September 1994. In September 1996 he became Vice President, Online Services. In January 1998 he became Vice President, Strategic Sourcing Group. From February 1989 to September 1, 1994, Mr. Palmer was employed at Cadence, most recently as Director of Marketing from January 1993 to August 1, 1994. Mr. Palmer also worked at Hewlett-Packard Company from February 1982 to February 1989, where he held several marketing management positions. Mr. Palmer holds a B.S. in electrical engineering from the University of Wisconsin.

Mr. Quirk joined Aspect in May 1997 as Vice President of Americas and Asia/Pacific Sales. From July 1995 to May 1997, he served as Vice President-Worldwide Sales at Connect, Inc., an electronic commerce software company. From June 1993 to July 1995, Mr. Quirk served as Vice President-Americas at Avalon Software, Inc., an enterprise resource planning software company. From April 1989 to May 1993, he served as Group Sales Manager and National Account Manager at Oracle Corporation. From January 1983 to April 1989, Mr. Quirk held various sales management positions at Control Data Corporation. Mr. Quirk holds a B.S. in industrial engineering from the University of Wisconsin-Madison.

Mr. Zierolf joined Aspect as Vice President and General Manager Knowledge Services in March 1997. From October 1994 to March 1997 Mr. Zierolf served as President, Chief Executive Officer and Director of Teltech Resource Network, Inc., an information services and software provider. From February 1982 to October 1994 he was Vice President of Venture Development for Dun and Bradstreet. Mr. Zierolf holds a B.S. in Business Administration and Marketing and a B.S. in Communication Arts from Wittenberg University in Springfield, OH.

Mr. Goldby was elected to Aspect's Board of Directors in March 1993. Mr. Goldby has been Chairman and Chief Executive officer of Symyx Technologies Inc., a chemical and electrical materials research and development company, since July 1998. Mr. Goldby was the Chairman of the Board of Directors and Chief Executive Officer of MDL Information Systems, Inc., an enterprise software company, where he has been employed since January 1982.

Mr. Prang served as Aspect's President and Chief Operating Officer from May 1994 through April 1999. Mr. Prang has also served as a Director of Aspect since October 1995. From January 1986 to May 1994, he served in numerous capacities at Cadence Design Systems, Inc., an electronic design automation software developer, including Vice President of Marketing, Vice President and General Manager of System Design Division and President of Systems Division. From June 1979 to January 1986, Mr. Prang served as Vice President of GenRad, Inc., a company specializing in simulation and test systems. Mr. Prang holds a B.S. in engineering technology and an M.S.M. from Purdue University. Mr. Prang is also a director of EPIC Design Technology, Inc., an electronic design automation software developer.

Mr. Sisco was elected to Aspect's Board of Directors in September 1994. Mr. Sisco has been a partner in Behrman Capital, a private equity investment firm, since January 1998. Mr. Sisco was an Executive Vice President at Cognizant Corporation, an information services company, from February 1995 until February 1997. Prior to that time, beginning in July 1993, Mr. Sisco was a Senior Vice President at the Dun & Bradstreet Corporation. Mr. Sisco was also the President of Cognizant Enterprises, a venture capital firm, from December 1988 until February 1997. Mr. Sisco also serves as a director of TSI Software International, Inc., a software products firm, Oasis Healthcare Systems, a software firm specializing in clinical information systems, and Gartner Group, Inc., a market research firm.

Mr. Stevens was elected to Aspect's Board of Directors in March 1993. Mr. Stevens has been a general partner of Sequoia Capital, a venture capital firm, since March 1993. Prior to that time, beginning in July 1989, Mr. Stevens was an associate at Sequoia Capital. Mr. Stevens is a director of Teragon Communication Systems and Nvidia Corporation and several privately held companies. Mr. Stevens holds a B.S. in electrical engineering, a B.A. in economics and an M.S. in computer engineering from the University of Southern California and an M.B.A. from the Harvard Business School.

              COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     During fiscal 1998, Dr. Wadhwani timely reported all transactions but reported an incorrect number of shares owned due to an error made in a previous year. This error was corrected on a Form 5 and by amending Forms 4.


Item 11.  Executive Compensation

                           COMPENSATION OF DIRECTORS

Directors of Aspect receive no compensation for their services as directors. All directors are eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with company policy.

Each non-employee director also receives nonstatutory stock options under the 1996 Outside Directors' Stock Option Plan (the "Directors' Plan").

Option grants under the Directors' Plan are non-discretionary. On May 23, 1996, each individual then serving as a non-employee director received an initial option grant of 10,000 shares of common stock. Each individual subsequently elected for the first time to serve as a non-employee director receives an option grant covering 30,000 shares (an "Initial Option"). On the first business day following each of Aspect's annual meetings of stockholders, each non-employee director is automatically granted an option to purchase an additional 10,000 shares of Aspect common stock (an "Annual Option"). No other options may be granted at any time under the Directors' Plan. The exercise price of options granted under the Directors' Plan is 100% of the fair market value of Aspect's common stock on the date of the option grant. Initial Options vest at a rate of 25% one year after grant date and 1/48 each month thereafter of optionee's continuous service until fully vested. Annual Options vest at a rate of 1/12 37 months after grant date and 1/12 each month thereafter of optionee's continuous service until fully vested.

During the last fiscal year, options covering 10,000 shares were granted to each non-employee director at an exercise price per share of $31.594. As of April 1, 1999, no options had been exercised under the Directors' Plan.

                      COMPENSATION OF EXECUTIVE OFFICERS


                          Summary Compensation Table

     The following table shows for the fiscal years ended December 31, 1998, 1997 and 1996, compensation awarded or paid to, or earned by, (i) all individuals who have served as the Company's Chief Executive Officer during 1998 and (ii) the Company's four other most highly compensated executive officers at December 31, 1998 (collectively, the "Named Executive Officers"):



                                                                            Long-Term
                                                                           Compensation
                                                    Annual Compensation       Awards
                                                 ------------------------
                                                                            Securities
                                                                            ----------
                                                                            Underlying
                                                                           -----------
                                                       Salary      Bonus      Options         All Other
       Name and Principal                              ------      -----      -------         ---------
            Position                       Year         ($)         ($)         ($)        Compensation ($)
---------------------------------          ----         ---         ---         ---        ----------------
Romesh Wadhwani                            1998       200,000     100,000     750,000             ----
Chief Executive Officer                    1997       200,000     100,000     125,000            4,337 (1)
                                           1996       200,000      90,000     125,000            9,640 (1)
James C. Althoff                           1998       182,771      73,298      70,000             ----
Executive Vice President and               1997       159,597      48,373      35,063             ----
Chief Technical Officer                    1996       145,000      45,000      25,000             ----

Joseph A. Prang                            1998       168,991      85,000        ----             ----
President and Chief Operating Officer      1997       185,000      85,000      35,000             ----
                                           1996       185,000      76,500      50,000             ----
Patrick Quirk (2)                          1998       125,000      97,098        ----            4,200 (3)
Vice President, North America Sales        1997        72,916      79,869     280,000            2,450 (3)
                                           1996          ----        ----        ----             ----
David S. Dury (4)                          1998       170,000      51,350      30,000             ----
Vice President and Chief Financial         1997       169,209      37,500      10,000             ----
Officer                                    1996       114,968      10,000      10,000             ----
------------------------

        (1) Represents amounts paid by the Company for executive life insurance for which Dr. Wadhwani's estate is the beneficiary.

        (2)  Mr. Quirk joined the Company in May 1997.

        (3) Represents amount paid by the Company for a car allowance to Mr. Quirk.

        (4)  Mr. Dury joined the Company in April 1996.

                       STOCK OPTION GRANTS AND EXERCISES

     The Company grants options to its executive officers under its Amended and Restated 1992 Stock Option Plan (the "1992 Plan"). The following tables show, for the fiscal year ended December 31, 1998, certain information regarding options granted to, exercised by, and held at year-end by, the Named Executive
Officers:

                       Option Grants in Last Fiscal Year

                             Individual Grants
                      ------------------------------
                       Number of         % of Total                                       Potential Realizable
                      Securities          Options                                           Value at Assumed
                      Underlying         Granted to                                          Annual Rates of
                        Options          Employees       Exercise                                Stock Price
                        Granted          In Fiscal         Price        Expiration       Appreciation for Option
                        (#) (1)           Year(2)         ($/Sh)           Date                   Term(3)
                        -------           ------          ------           ----          ------------------------
Name                                                                                       5% ($)        10% ($)
                                                                                           ------        -------
Dr. Wadhwani            750,000           30.00%          29.125         08/31/08        13,737,714    34,813,312

Mr. Althoff              70,000            2.80%          21.844         02/19/08           961,630     2,436,960

Mr. Prang                  ----             ----            ----           ----              ----          ----

Mr. Quirk                  ----             ----            ----           ----              ----          ----

Mr. Dury                 30,000            1.20%          21.844         02/19/08           412,127     1,044,411

-------------------------------
(1) Options generally vest over four years. In the event of a sale, merger or consolidation, sale of substantially all the assets or dissolution of Aspect (each a "Change of Control"), the surviving corporation may either assume outstanding options or substitute similar options for those outstanding under the 1992 Plan. Options that are not assumed, substituted or exercised prior to a Change of Control shall terminate on the occurrence of the Change of Control.

(2) Based on options to purchase an aggregate of 2,469,724 shares granted to employees (including employee directors) during the fiscal year ended December 31, 1998. The foregoing total excludes options granted to consultants and nonemployee directors. There were no stock appreciation rights granted during 1998.

(3) The potential realizable value is based on the term of the option at its time of grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These amounts represent certain assumed rates of appreciation only, in accordance with the rules of the SEC, and do not reflect Aspect's estimate or projection of future stock price performance. Actual gains, if any, are dependent on the actual further performance of the common stock, and no gain to the optionee is possible unless the stock price increases over the option term.

 Aggregated Option Exercises in Last Fiscal Year, and Fiscal Year-End Option
                                    Values

                                                                        Number of Securities
                                                                             Underlying
                                                                         Unexercised Options         Value of Unexercised
                                  Shares                                    at FY-End (#)          In-the-Money Options at
                                Acquired on         Value Realized           Exercisable/          FY-End ($) Exercisable/
Name                            Exercise (#)           ($)/(1)/          Unexercisable/(2)/           Unexercisable/(3)/
                              ---------------       --------------       -------------------       -----------------------
Dr. Wadhwani                          ----                 ----            468,054/781,946          11,645,921/43,745,329

Mr. Althoff                        260,000            7,438,507             61,223/128,903              780,953/7,644,100

Mr. Prang                           36,377              914,928             26,260/107,363              878,082/5,043,154

Mr. Quirk                           60,000            1,258,476             31,041/188,959            1,037,949/8,710,911

Mr. Dury                           104,600            2,830,904             43,232/114,168            1,696,828/5,278,038

--------------------------
(1) Market value of the underlying securities on the exercise date minus the exercise price of such options.

(2) Unvested options to purchase shares granted under Aspect's stock option plans are immediately exercisable subject to a right of repurchase by Aspect which lapses over time.

(3) Based on the $44.313 per share closing price of Aspect's common stock on the Nasdaq National Market on December 31, 1998, less the exercise prices.



                EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT
                      AND CHANGE-IN-CONTROL ARRANGEMENTS


Change-in-Control Arrangements

   In addition to the provisions in the 1992 Plan relating to Changes of Control, the agreements with respect to certain options granted to Dr. Wadhwani and Mr. Prang, provide that, in the event of a Change of Control, the options will vest immediately upon the effective date of the Change of Control. The agreement with respect to certain options granted to Mr. Quirk provides that, in the event Aspect is acquired by another entity and Mr. Quirk's new duties, responsibilities and status with the new company are inconsistent with his duties, responsibilities and status with Aspect prior to the change in control or acquisition, the vesting of Mr. Quirk's options will be accelerated by one year. Agreements with respect to certain options granted to Mr. Dury provide that, in the event of a Change of Control after which he is not the Chief Financial Officer, he shall receive 12 months of additional vesting.

Termination Arrangements

   Mr. Quirk's employment offer letter contains an agreement by Aspect to pay Mr. Quirk 90 days base salary if Aspect involuntarily terminates his employment.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth certain information regarding the ownership of the Company's common stock as of April 1, 1999 by: (i) each director; (ii) each of the Named Executive Officers; (iii) all current executive officers and directors as a group; and (iv) all those known to be beneficial owners of more than five percent of Aspect's common stock.

                                                                                Beneficial Ownership (2)

                  Beneficial Owner/(1)/                            Number of Shares               Percent of Total
Romesh Wadhwani (3)
  1300 Charleston Road
  Mountain View, CA  94043                                             6,390,500                        20.54%

Putnam Investments, Inc. (4)
  One Post Office Square
  Boston, MA  02109                                                    4,330,447                        13.91%

FMR Corp. (5)
  82 Devonshire Street
  Boston, MA  02019                                                    1,910,800                         6.14%

Pilgrim Baxter & Associates, Ltd. (6)
  825 Duportail Road
  Wayne, PA  19087                                                     1,899,800                         6.10%

Joseph A. Prang (7)                                                      399,002                           *
James Althoff (8)                                                        314,888                           *
Steven Goldby (9)                                                          5,200                           *
Mark Stevens (10)                                                         34,286                           *
David S. Dury (11)                                                        99,402                           *
Dennis G. Sisco (12)                                                      25,541                           *
Patrick Quirk (13)                                                        66,254                           *

All directors and current executive officers as a group
  (11 persons) (14)                                                    7,747,078                        23.04%
-----------------------------------

*Less than 1%.

(1) Unless otherwise indicated, the address of each of the named individuals is: c/o Aspect Development, Inc., 1300 Charleston Road, Mountain View, CA 94043.

(2) Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power. Shares of common stock subject to options currently exercisable or exercisable within 60 days after April 1, 1999 are deemed outstanding for computing the percentage ownership of the person or entity holding such securities, but are not deemed outstanding for computing the percentage ownership of any other person or entity. To the Company's knowledge, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the other footnotes to this table. Applicable percentage of beneficial ownership is based on 31,112,043 shares of common stock outstanding as of April 1, 1999.

(3) Includes 1,250,000 shares subject to immediately exercisable options held by Dr. Wadhwani, 643,056 of which are subject to a right to repurchase by the Company which right lapses over time.

(4) Consists of 3,776,447 shares held by Putnam Investment Management, Inc. ("PIM"); 554,000 shares held by Putnam Advisory Company, Inc. ("PAC"); 251,900 of such shares have shared voting power with Putnam Investments Inc. PIM is an Investment Advisor to Putnam Investments Inc. PAC is a wholly-owned subsidiary of Putnam Investments Inc.

(5) Consists of 1,727,400 shares held by Fidelity Management & Research Company ("Fidelity"), which is a wholly-owned subsidiary of FMR Corp.; 139,800 shares held by Fidelity Management Trust company, a wholly-owned subsidiary of FMR Corp.; 43,600 shares held by Fidelity International Limited and various foreign-based subsidiaries which provide investment advisory and management services to a number of non-U.S. investment companies.

(6) Consists of 1,826,199 shares held by Pilgrim Baxter & Associates with sole voting power by Pilgrim Baxter & Associates and 72,900 shares held by various clients of Pilgrim Baxter & Associates who did not grant voting power to Pilgrim Baxter & Associates.

(7) Includes 98,087 shares subject to immediately exercisable options held by Mr. Prang, 78,898 of which are subject to a right to repurchase by the Company which right lapses over time.

(8) Includes 160,126 shares subject to immediately exercisable options held by Mr. Althoff, 104,885 of which are subject to a right to repurchase by the Company which right lapses over time.

(9) Includes 27,700 shares subject to immediately exercisable options held by Mr. Goldby, 24,167 of which are subject to a right to repurchase by the Company which right lapses over time.

(10) Includes 30,000 shares subject to immediately exercisable options held by Mr. Stevens, 22,500 of which are subject to a right to repurchase by the Company which right lapses over time.

(11) Includes 157,400 shares subject to immediately exercisable options held by Mr. Dury, 87,088 of which are subject to a right to repurchase by the Company which right lapses over time.

(12) Includes 50,000 shares subject to immediately exercisable options held by Mr. Sisco, 28,125 of which are subject to a right to repurchase by the Company which right lapses over time.

(13) Includes 220,000 shares subject to immediately exercisable options held by Mr. Quirk, 165,000 of which are subject to a right to repurchase by the Company which right lapses over time.

(14) Includes shares described in the notes above, as applicable. Includes 2,512,287 shares subject to stock options held by all executive officers and directors, as a group, exercisable within 60 days of April 1, 1999.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


         (a) The following financial statements and supplemental data are included in Item 8 of the Registrant's 1998 Annual Report on Form 10-K:

                (1)    Financial Statements

   Report of Arthur Andersen LLP, Independent Public Accountants

   Report of Ernst & Young LLP, Indepdendent Auditors

   Report of Arthur Andersen LLP, Independent Public Accountants

   Consolidated Balance Sheets as of December 31, 1998 and 1997

   Consolidated Statements of Operations for each of the three fiscal years in the period ended December 31, 1998

   Consolidated Statements of Stockholders' Equity for each of the three fiscal years in the period ended December 31, 1998

   Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended December 31, 1998

   Notes to the Consolidated Financial Statements

                (2)    Financial Statement Schedules

                Schedule II - Valuation and Qualifying Accounts

                All other schedules are omitted because they are not applicable, or not required, or because the required information was filed by the Company's previously, or is included the consolidated financial statements or notes thereto.

                (3)    Exhibits

                The following exhibits are filed as part of, or incorporated by reference into, this Report.

  Exhibit
  Number                                    Description of Document
---------                                   -----------------------
   3.1      Restated Certificate of Incorporation, as amended to date.
   3.2(1)   By-Laws.
   4.1(1)   Restated Rights Agreement dated December 3, 1993.
 *10.1(1)   Amended and Restated 1992 Stock Option Plan and forms of agreement thereunder.
 *10.2(1)   1996 Employee Stock Purchase Plan.
 *10.3(1)   1996 Outside Directors Stock Option Plan and forms of agreement thereunder.
  10.4      1997 Nonstatutory Stock Option Plan and forms of agreement thereunder.
  10.5(1)   Sublease Agreement between the Registrant and Insignia Solutions, Inc. dated December 9, 1995.
  10.6(1)   Agreement of Lease between the Registrant and Mareld Company, Inc. dated June 2, 1994.
  10.7(1)   Agreement of Lease between Aspect Development India and M.S. Janardhan Corporation dated September 18, 1995.
  10.8(1)   Agreement of Lease between Aspect-DCM Pvt. Ltd. and the co-owners of Leo Shopping Complex dated February
            10, 1994.
  10.9(1)   Master Lease Agreement between the Registrant and Comdisco, Inc. dated July 2, 1992.
  10.10(1)  Business Loan Agreement between the Registrant and Silicon Valley Bank dated November 14, 1995.
  10.11(2)  Agreement and Plan of Reorganization dated November 18, 1997 among Aspect Development, Inc., Hawaii
            Acquisition Corporation and Cadis, Inc.
  10.12(2)  Amendment to Agreement and Plan of Reorganization dated November 21, 1997 among Aspect Development, Inc.,
            Hawaii Acquisition Corporation and Cadis, Inc.
  10.13(3)  Rights Agreement dated as of October 7, 1998 between the Registrant and U.S. Stock Transfer Corporation.
  21.1 (4)  List of Subsidiaries.
  23.1 (4)  Consent of Arthur Andersen LLP, Independent Public Accountants.
  23.2 (4)  Consent of Ernst & Young LLP, Independent Auditors.
  23.3 (4)  Consent of Arthur Andersen LLP, Independent Public Accountants.
  27.1 (4)  Financial Data Schedule.

********
* Constitutes a management contract or compensatory plan required to be filed pursuant to Item 13(a) of Form 10-K.
(1) Incorporated by reference to Registrant's Registration Statement on Form SB-2 (file no. 333-3840-LA) filed on April 19, 1996.
(2) Incorporated by reference to Registrant's Current Report on Form 8-K filed December 10, 1997.
(3) Incorporated by reference to Registrant's Current Report on Form 8-K filed October 7, 1998.
(4) Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 31, 1999.

(b)  Reports on Form 8-K

     The Company filed the following reports on Form 8-K during the fourth quarter of the fiscal year 1998.

          On November 12, 1998, the Registrant filed a Report on Form 8-K reporting that Ernst & Young LLP had resigned as the Registrant's independent auditors. The Registrant announced that a marketing relationship had been established whereby Ernst & Young LLP would market the Registrant's products. In connection with the audits of the Registrant's financial statements for each of the two fiscal years ended December 31, 1997 and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practice, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report. The reports of Ernst & Young LLP for the past two years did not contain an adverse opinion or a disclaimer of opinion and these reports were not qualified or modified as to uncertainty, audit scope, or accounting principles. Effective November 13, 1998, the Registrant engaged Arthur Andersen LLP to audit the Registrant's consolidated financial statements for the fiscal year ending December 31, 1998.

          On September 1, 1998 the Board of Directors approved the adoption of a Share Purchase Rights Plan (the "Rights Plan"). Terms of the Rights Plan provide for a dividend distribution of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $.001 per share (the "Common Shares"), of the Registrant. The dividend is payable on October 22, 1998 (the "Record Date") to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Registrant one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share (the "Preferred Shares"), at a price of $187.50 per one one-hundredth of a Preferred Share (the "Purchase Price"), subject to adjustment. Each one one-hundredth of a share of Preferred Shares has designations and powers, preferences and rights, and the qualifications, limitations and restrictions which make its value approximately equal to the value of a Common Share.

          Rights will not be distributed upon the earlier of (i) the date of a public announcement that a person, entity or group of affiliated or associated persons have acquired beneficial ownership of 15% or more of the outstanding Common Shares (an "Acquiring Person") or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or entity becomes an Acquiring Person) following the commencement of, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person or entity becoming an Acquiring Person. The Rights will expire on October 7, 2008 unless the Rights are earlier redeemed or exchanged by the Registrant.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 ASPECT DEVELOPMENT, INC.

Date: April 30, 1999                             By:   /s/ David S. Dury
                                                    -------------------------
                                                       David S. Dury
                                                       Vice President and
                                                       Chief Financial Officer

Exhibit Index

Exhibit         Description
-------         -----------

  3.1           Restated Certificate of Incorporation, as amended to date.

 10.4 1997 Nonstatutory Stock Option Plan and forms of agreement thereunder.