Form 10-Q
period 1999-03-31
ASPECT DEVELOPMENT INC
filed 1999-05-17
CIK 1013334

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                          Yes   X                 No
                              -----                  -----

The number of shares outstanding of the registrant's common stock as of April 30, 1999 was 31,287,892.

                           ASPECT DEVELOPMENT, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS


PART I.                        FINANCIAL INFORMATION                     PAGE

Item 1.      Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets
             as of March 31, 1999 and December 31, 1998                     3

             Condensed Consolidated Statements of Operations
             for the three months ended
             March 31, 1999 and March 31, 1998                              4

             Condensed Consolidated Statements of Cash Flows
             for the three months ended
             March 31, 1999 and March 31, 1998                              5

             Notes to Condensed Consolidated Financial Statements           6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           10

Item 3.      Quantitative and Qualitative Disclosures About Market Risk    18

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                             19

Item 2.      Changes in Securities and Use of Proceeds                     19

Item 3.      Defaults Upon Senior Securities                               19

Item 4.      Submission of Matter to a Vote of Security Holders            19

Item 5.      Other Information                                             19

Item 6.      Exhibits and Reports on Form 8-K                              19

Signature                                                                  20


PART 1.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements


                           Aspect Development, Inc.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                    ASSETS


                                                                  March 31,         December 31,
                                                                    1999                1998
                                                              ---------------     ----------------
                                                                (Unaudited)
Current assets:
     Cash and cash equivalents                                   $   4,849          $   7,877
     Short-term investments                                         82,945             73,596
     Accounts receivable, net                                       15,247             19,509
     Prepaid expenses and other current assets                       3,034              4,397
                                                                 ---------          ---------
             Total current assets                                  106,075            105,379
Property and equipment, net                                          8,793              9,121
Other assets, net                                                    1,190                282
                                                                 ---------          ---------
             Total assets                                        $ 116,058          $ 114,782
                                                                 =========          =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                            $   2,054          $   2,483
     Accrued bonuses and commissions                                 5,198              5,233
     Income taxes payable                                            2,167              2,946
     Other accrued liabilities                                       5,246              5,766
     Deferred revenue                                                9,262              9,497
     Capital lease obligations-current portion                          --                 17
                                                                 ---------          ---------
             Total current liabilities                              23,927             25,942

Stockholders' equity:
     Preferred stock                                                    --                 --
     Common stock                                                   97,872             95,068
     Deferred compensation                                            (168)              (210)
     Accumulated translation adjustment                                133                 12
     Accumulated deficit                                            (5,706)            (6,031)
                                                                 ---------          ---------
             Total stockholders' equity                             92,131             88,840
                                                                 ---------          ---------
             Total liabilities and stockholders' equity          $ 116,058          $ 114,782
                                                                 =========          =========

    See accompanying notes to Condensed Consolidated Financial Statements.

                           Aspect Development, Inc.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (unaudited)

                                                                             Three months ended
                                                                                  March 31,
                                                                      ----------------------------------
                                                                          1999                  1998
                                                                      ------------          ------------
Revenues
     License                                                            $   4,932            $  10,210
     Subscription and maintenance                                           5,406                4,019
     Service and other                                                      4,038                3,447
                                                                        ---------            ---------
             Total revenues                                                14,376               17,676
                                                                        ---------            ---------
Cost of revenues
     License                                                                  162                   67
     Subscription and maintenance                                           1,051                  684
     Service and other                                                      1,767                1,711
                                                                        ---------            ---------
             Total cost of revenues                                         2,980                2,462
                                                                        ---------            ---------
Gross profit                                                               11,396               15,214
Operating expenses
     Research and development                                               4,619                3,572
     Sales and marketing                                                    7,983                7,556
     General and administrative                                             2,161                1,651
                                                                        ---------            ---------
             Total operating expenses                                      14,763               12,779
                                                                        ---------            ---------
Operating income (loss)                                                    (3,367)               2,435
Interest and other income, net                                              3,805                  504
                                                                        ---------            ---------
Income before income taxes                                                    438                2,939
Provision for income taxes                                                    113                  650
                                                                        ---------            ---------
Net income                                                              $     325            $   2,289
                                                                        =========            =========
Net income per share-basic                                              $    0.01            $    0.08
                                                                        =========            =========
Net income per share-diluted                                            $    0.01            $    0.07
                                                                        =========            =========
Shares used in computing per share
     amounts-basic                                                         31,019               29,114
                                                                        =========            =========
Shares used in computing per share
     amounts-diluted                                                       33,526               32,538
                                                                        =========            =========

    See accompanying notes to Condensed Consolidated Financial Statements.

                           Aspect Development, Inc.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)


                                                                                         Three months ended March 31,
                                                                                         1999                    1998
                                                                                      ----------              ----------
Cash flows from operating activities
Net income                                                                             $    325               $  2,289
Adjustments to reconcile net income to net cash from operating activities:
     Depreciation and amortization                                                        1,551                  1,090
     Loss in joint ventures                                                                (128)                  (159)
     Changes in assets and liabilities:
         Accounts receivable                                                              4,262                   (724)
         Prepaid expenses and other current assets                                          273                     81
         Accounts payable                                                                  (699)                     9
         Accrued bonuses and commissions                                                   (376)                  (184)
         Accrued merger costs                                                                 -                 (1,705)
         Income taxes payable                                                              (597)                   336
         Other accrued liabilities                                                         (169)                 1,549
         Deferred revenue                                                                  (235)                (1,859)
         Third-party royalties and fees                                                     244                     90
                                                                                       --------               --------
Net cash provided by operating activities                                                 4,451                    813

Cash flows from investing activities
Purchases of property and equipment                                                      (1,069)                (1,207)
Purchases of short-term investments                                                     (89,571)               (29,376)
Proceeds from maturities of short-term investments                                       80,222                 18,550
Decrease in employee note receivable                                                        442                    151
Increase in other assets                                                                   (287)                    46
                                                                                       --------               --------
Net cash used in investing activities                                                   (10,263)               (11,836)

Cash flows from financing activities
Principal payments on capital lease obligations                                             (17)                  (102)
Proceeds from issuance of common stock                                                    2,680                  2,449
                                                                                       --------               --------
Net cash provided by financing activities                                                 2,663                  2,347

Net decrease in cash and cash equivalents                                                (3,149)                (8,676)
Effect of exchange rate on cash                                                             121                   (118)
Cash and cash equivalents at beginning of period                                          7,877                 14,550
                                                                                       --------               --------
Cash and cash equivalents at end of period                                             $  4,849               $  5,756
                                                                                       ========               ========

Supplemental disclosure of cash flow information
Cash paid during the period for interest                                               $      -               $      7
                                                                                       ========               ========
Income taxes paid                                                                      $    658               $      -
                                                                                       ========               ========


     See accompanying notes to Condensed Consolidated Financial Statements.

                           ASPECT DEVELOPMENT, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business and Basis of Presentation

    Aspect Development, Inc. ("The Company") develops, markets and supports enterprise client/server and reference data products that enable manufacturers to improve product development and business processes through component and supplier management. The Company sells licensed software and reference data products to customers and provides software and data services for customers both within and outside the United States.

    The unaudited condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as included in the Company's Form 10-K for the fiscal year ended December 31, 1998. The consolidated results of operations for the period ended March 31, 1999 are not necessarily indicative of the results to be expected for any subsequent interim or annual period.

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

    Assets and liabilities of the Company and its wholly owned foreign subsidiaries are translated from the local currency to United States dollars at period-end exchange rates. Income and expense items are translated on a monthly basis at the average rates of exchange prevailing during the month. The adjustment resulting from translating the assets and liabilities of the Company and its foreign subsidiaries is reflected as an accumulated translation adjustment in stockholders' equity. Foreign currency transaction gains and losses are included in results of operations and were immaterial for all periods presented.

2.  Revenue Recognition

    Licenses are comprised of perpetual license fees, which are recognized as revenue after execution of a license agreement or receipt of a definitive purchase order and shipment of the product, if vendor specific objective evidence exists to allocate the fee from the arrangement between delivered and undelivered elements and collection of the resulting receivables is deemed probable. Where delivery involves significant installation obligations at multiple sites, revenues are recognized on a per-site basis upon completion of installation. Product returns and allowances (which were not significant through March 31, 1999) are estimated and provided for at the time of sale.

Revenues from subscription and maintenance agreements are deferred and recognized on a straight-line basis over the life of the related agreement, which is typically one year.

Service and other revenues are comprised of data services, process consulting, and training fees. Revenues from these items are recognized upon completion of the work to be performed.


3.  Comprehensive Income

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

During the three months ended March 31, 1999 and 1998, total comprehensive income amounted to $0.2 million and $2.2 million, respectively. The components of comprehensive income, net of related tax, for the three months ended March 31, 1999 and 1998 are as follows:


                                              Three months ended March 31,
(In thousands)                                      1999    1998
                                                   ------  ------
        Net income                                 $ 325   $ 2,289
        Unrealized gain (loss) on securities          --        --
        Foreign currency translation adjustment     (121)     (118)
                                                   -----   -------
        Comprehensive income                       $ 204   $ 2,171
                                                   =====   =======

4.  Net Income Per Share

    Basic earnings per share is calculated using the weighted average number of shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and the employee stock purchase plan using the "treasury stock" method.

The following table sets forth the computation of basic and diluted earnings per share:


                                                                              Three months ended March 31,
                                                                                1999                1998
                                                                            -------------       ------------
Basic:
Total weighted average common
   shares outstanding                                                              31,109             29,114
Net income                                                                $           325        $     2,289
Basic income per share                                                    $          0.01        $      0.08

Diluted:
Weighted average common shares outstanding                                         31,019             29,114
Common stock equivalents (treasury stock method)                                    2,507              3,424
                                                                          ---------------     --------------
Total weighted average common and common equivalent
   shares outstanding                                                              33,526             32,538
Net income                                                                $           325        $     2,289
Diluted income per share                                                  $          0.01        $      0.07



5.  EDTN Joint Venture

    The Company entered into a Limited Liability Company ("LLC") Agreement with CMP Media Inc. ("CMP") dated April 4, 1997. The LLC, EDTN, was established to provide news, promotional materials, literature, product data, reference material, application information tutorials, seminars, product and software demonstrations and other services through the Internet and corporate intranets to the electronic engineering community in North America. Initially, the ownership of the LLC was shared equally between the Company and CMP, each contributing $1.0 million to establish the LLC.

In March 1999, both the Company and CMP sold approximately one-third of their interest in EDTN to a third party for $3 million. The Company recorded a gain of approximately $3 million on this transaction, and this gain is included in Interest and other income, net.

In the three months ended March 31, 1999 and 1998, the Company's share of losses in the joint venture amounted to $128,000 and $159,000, respectively. This amount was charged to Interest and other income, net.


6.  Industry Segment Information

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



                                                                   Three months ended March 31,
                                                            -------------------------------------------
                                                                       1999                1998
                                                            ---------------------  --------------------
Net revenues from unaffiliated customers (in thousands):
  Licenses                                                      $   4,932               $  10,210
  Subscriptions and maintenance                                     5,406                   4,019
  Service                                                           4,038                   3,447
                                                                ---------               ---------
     Total revenue                                              $  14,376               $  17,676
                                                                =========               =========

                                                                  Three months ended March 31,
                                                            -------------------------------------------
                                                                       1999                1998
                                                            ---------------------  --------------------
Income before income taxes (in thousands):
  Licenses                                                      $   4,770               $  10,143
  Subscriptions and maintenance                                     4,355                   3,335
  Service                                                           2,271                   1,736
                                                                ---------               ---------
     Gross Profit                                               $  11,396               $  15,214
                                                                =========               =========


  Unallocated expense                                           $  14,763               $  12,779
  Interest and other income/expense                                 3,805                     504
                                                                ---------               ---------
     Income before income taxes                                 $     438               $   2,939
                                                                =========               =========


7.  Subsequent Events

    In April 1999, the Company announced that its Board of Directors approved the repurchase of up to an aggregate of $25 million of its common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The repurchase program is expected to continue over the next 12 months unless extended or shortened by the Board of Directors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This report contains forward-looking statements. These statements relate to future events or Aspect's future financial performance. In some case, forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable technology. These statements reflect only management's current expectations. Actual events or results may differ materially from any forward-looking statements. Factors that should cause or contribute to such differences are discussed below and under the caption "Risk Factors." Aspect does not undertake any obligations to update any forward-looking statements contained in this report to reflect any future events or developments.

RESULTS OF OPERATIONS

Revenues

     The Company's revenues consist of license revenues, subscription and maintenance revenues and service and other revenues. License revenues are comprised principally of perpetual license fees for the Company's client/server and web-enabled software products. Subscription and maintenance revenues are comprised principally of annual subscription and maintenance fees for the Company's products, including its Aspect Explore decision support software and its family of reference content databases. Service and other revenues are comprised principally of fees for consulting, development and training services performed by the Company. The Company recognizes revenues in accordance with American Institute of Certified Public Accountants (the "AICPA") Statement of Position ("SOP") 97-2 on Software Revenue Recognition. License revenue is recognized as revenue after execution of a license agreement or receipt of a definitive purchase order and shipment of the product, if vendor specific objective evidence exists to allocate the fee from the arrangement between delivered and undelivered elements and collection of the resulting receivables is deemed probable. For arrangements involving multiple products and services, the entire arrangement is allocated among the elements based on each element's relative value. Product returns and sales allowances (which were not significant through March 31, 1999) are estimated and provided for at the time of sale. When delivery involves significant installation obligations at multiple sites, revenues are recognized on a per-site basis upon completion of installation.

Revenues from subscription and maintenance agreements are deferred and recognized on a straight-line basis over the life of the related agreement, which is typically 12 months.

Service revenues from training and consulting activities are recognized upon completion of the work to be performed. Development revenues are recognized in accordance with the terms of the agreements, generally when related costs have been incurred.

U.S. and international sales accounted for approximately 86% and 14% of the Company's total revenue for the three months ended March 31, 1999, respectively, compared to 75% and 25% for the three months ended March 31, 1998, respectively.

     License Revenues. License revenues decreased from $10,210,000 for the three months ended March 31, 1998 to $4,932,000 for the three months ended March 31, 1999. This significant decrease in license revenue was primarily due to unexpected delays in the signing of certain major contracts. Manufacturers are buying larger enterprise-wide solutions from Aspect, leading to complex and sometimes unpredictable internal approval cycles. As a result, there were several such large prospective contracts that were expected to close during the quarter, but slipped beyond the end of the quarter.

     Subscription and Maintenance Revenues. Subscription and maintenance revenues increased from $4,019,000 for the three months ended March 31, 1998 to $5,406,000 for the three months ended March 31, 1999. This increase was due primarily to renewals of subscription and maintenance agreements from the increased installed base of customers.

     Service and Other Revenues. Service and other revenues increased from $3,447,000 for the three months ended March 31, 1998 to $4,038,000 for the three months ended March 31,1999. This increase was due primarily to an increase in the number and size of consulting contracts in 1999.

Cost of Revenues

     Cost of Licenses. Cost of licenses consists primarily of license fees and royalties paid to third-party vendors, primarily Oracle, and shipping expenses. Cost of licenses increased from $67,000 for the three months ended March 31, 1998 to $162,000 for the three months ended March 31, 1999, representing 0.7% and 3.3% of license revenues for the three months ended March 31, 1998 and 1999, respectively. This increase was due primarily to royalties paid for new licensing agreements.

     Cost of Subscription and Maintenance Revenues. Cost of subscription and maintenance revenues consists primarily of personnel-related costs incurred in providing centralized telephone support and related technical support to customers. Cost of subscription and maintenance revenues increased from $684,000 for the three months ended March 31, 1998 to $1,051,000 for the three months ended March 31, 1999, representing 17.0% and 19.4% of subscription and maintenance revenues for the three months ended March 31, 1998 and 1999, respectively. The increase in absolute dollars and as a percentage of related revenues in 1999 is primarily due to the Company's high level of interest in continued customer support and the resulting increase in facilities and employees for this segment.

     Cost of Service and Other Revenues. Cost of service and other revenues consist primarily of personnel-related costs incurred in providing consulting services, development services and training to customers. Cost of service and other revenues increased from $1,711,000 for the three months ended March 31, 1998 to $1,767,000 for the three months ended March 31, 1999, representing 49.6% and 43.8% of service and other revenues for the three months ended March 31, 1998 and 1999, respectively. The increase in absolute dollars is due primarily to an increase in the number and size of consulting contracts. The overall decrease as a percentage of service revenue is due primarily to the increasing profit margin associated with each individual contract and the fact that an increasing percentage of these contracts are fulfilled in India, which has a lower labor cost.

Operating Expenses

     Research and Development. Research and development expenses consist primarily of engineering personnel costs. Research and development expenses increased from $3,572,000 for the three months ended March 31, 1998 to $4,619,000 for the three months ended March 31, 1999, representing 20.2% and 32.1% of total revenues for the three months ended March 31, 1998 and 1999, respectively. The increase in research and development expenses as a percent of total revenues was due to a combination of increased development staffing and lower total revenues. The increase in research and development expenses in absolute dollars was due to increased development staffing. The Company expects research and development expenses to increase in absolute dollars while remaining approximately level or decreasing as a percent of total revenues.

     Sales and Marketing. Sales and marketing expenses include expenditures for salaries, commissions, advertising, travel, trade shows, public relations and
other selling and marketing-related expenses.   Sales and marketing expenses
increased from $7,556,000 for the three months ended March 31, 1998 to $7,983,000 for the three months ended March 31, 1999, representing 42.7% and 55.5% of total revenues for the three months ended March 31, 1998 and 1999, respectively. The increase in sales and marketing expenses in absolute dollars was primarily due to the addition of sales and marketing personnel and increased marketing activities, including trade shows and promotional expenses and substantial growth in international sales and marketing channels. The increase in cost as a percent of total revenues was due to the Company's lower total revenues. The Company believes that such expenses will increase in dollar amounts and may increase as a percentage of total revenues in the future as the Company expands its sales and marketing staff and enters new markets worldwide.

     General and Administrative. General and administrative expenses include personnel costs for administration, finance, human resources and general management, legal and accounting expenses and other professional services. General and administrative expenses increased from $1,651,000 for the three months ended March 31, 1998 to $2,161,000 for the three months ended March 31, 1999, representing 9.3% and 15.0% of total revenues for the three months ended March 31, 1998 and 1999, respectively. The increase in absolute dollars of general and administrative expenses was primarily the result of increased staffing and associated expenses necessary to manage and support the Company's growth. The increase in cost as a percent of total revenues was due to the increase in dollars and to the Company's lower total revenues. The Company expects general and administrative expenses to increase in absolute dollars while remaining approximately level or decreasing as a percent of total revenues.

Interest and  Other Income, net

     Interest and other income, net, represents interest income earned on the Company's cash, cash equivalents and short-term investments, foreign exchange gains and losses, the Company's share of losses of the EDTN joint venture and a one-time gain of approximately $3 million from the sale of a partial interest in the EDTN venture. Interest and other income, net increased from $504,000 for the three months ended March 31, 1998 to $3,805,000 for the three months ended March 31, 1999, representing 2.9% and 26.4% of total revenues for the three months ended March 31, 1998 and 1999, respectively. The increase from 1998 to 1999 was primarily due to the one-time gain of $3 million from the sale of a partial interest in the Company's EDTN joint venture.

Provision for Income Taxes

     The Company's provision for income taxes decreased from $650,000 for the three months ended March 31, 1998 to $113,000 for the three months ended March 31, 1999. The decrease in the provision in 1999 is primarily due to decreased income generated by the Company and the Company's ability to partially utilize net operating loss carryforwards and credit carryforwards generated in the prior years. The Company's provision for income taxes and effective tax rate may vary in future periods based upon a variety of factors, including the geographic mix of income.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, the Company had approximately $87.8 million in cash, cash equivalents and short-term investments. Net cash provided by operating activities was $4,451,000 for the three months ended March 31, 1999, primarily due to net income of $325,000 and a decrease in accounts receivable of $4,262,000.

     Cash used in investing activities was $10.3 million for the quarter ended March 31, 1999 primarily due to the investment in financial instruments classified as short-term investments partially offset by proceeds from maturities of short-term investments.

     Cash provided by financing activities was $2.7 million for the quarter ended March 31, 1999 primarily due to the net proceeds received by the Company upon the exercise of stock options by its employees.

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

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position
(SOP) 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, `Software Revenue Recognition,'" which defers for one year the application of provisions in SOP 97-2 which limit what is considered vendor-specific objective evidence of the fair value of the various elements in a multiple element arrangement. All other provisions of SOP 97-2 remain in effect. This SOP was effective as of March 31, 1998. In

December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, `Software Revenue Recognition,' With Respect to Certain Transactions," which amends paragraphs 11 and 12 of SOP 97-2, Software Revenue Recognition, to require recognition of revenue using the "residual value method" under certain conditions. Effective December 15, 1998, SOP 98-9 amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, `Software Revenue Recognition,'" to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of this SOP are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company does not anticipate that these statements will have a material adverse impact on its statement of operations.

IMPACT OF THE YEAR 2000

Many older computer software programs use two digits in their date fields, identifying years by the last two digits only. Such programs may interpret the year 2000 as 1900 instead, causing such systems to fail or create erroneous results after 1999.

  The Company has a Year 2000 (Y2K) internal task force to determine the impact, if any, of the Y2K issues related to the Company's products, third party databases embedded in the Company's products, internal computer and information systems, office equipment, customers' internal management systems, and third party suppliers. The Company intends to retain a consultant to evaluate internal systems compliance with Y2K. The amount budgeted for this expense is $98,000. The Company has tested its products and has determined that all of the Company's supported products are Y2K compliant, with the exception of certain older versions of software for which upgrades are available. The Company is in the process of obtaining questionnaires or certificates of compliance from significant third-party vendors as to their Y2K compliance. If any of these vendors are determined to be non-compliant, the internal task force will develop plans to correct problems once they are identified.

  The costs to address the Y2K compliance issues to date have been minimal and have been financed through operating cash flow. The Company has not determined the total estimated cost of the Y2K compliance program. The estimate of costs will be determined as the Company continues its assessments and additional information is known. These costs will not include internal resource costs or the costs of software and systems that are being replaced or upgraded in the normal course of business. There can be no assurance that these costs will not be greater than expected, or that corrective action will be successful or completed in the requisite timeframe. See "Risk Factors." The Company will continue to expend appropriate resources to address this issue on a timely basis.

  The Company believes that Y2K issues may affect the purchasing patterns of customers and potential customers in a variety of ways. Many companies are expending significant resources to correct, patch or replace their current software systems to achieve Y2K compliance. These expenditures may result in reduced funds available to purchase products such as those offered by the Company. Any of the foregoing could result in a material adverse effect on the Company's business, operating results and financial condition.

  The Company believes that it will be substantially complete with its Y2K compliance work prior to December 31, 1999. Contingency plans will be developed if it appears the Company, its key customers or its key suppliers will not be Y2K compliant, and such noncompliance is expected to have a material adverse impact on the Company's operations.

RISK FACTORS

     The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks. These risks should be read in conjunction with the "Risk Factors" section included in the Company's Form 10-K for the fiscal year ended December 31, 1998.

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

The licensing of the Company's decision support software and reference data products generally requires the Company to engage in a sales cycle lasting six to twelve months or longer, during which the Company typically provides a significant level of education to prospective customers regarding the use and benefits of the Company's products. In addition, the implementation of the Company's standard products typically involves a significant commitment of resources by its customers over an extended period of time and is commonly associated with reengineering of product development and business processes. For these reasons, sales and customer implementation cycles are subject to delays over which the Company may have little or no control. Any delay in the sale or customer implementation of a larger license or a number of smaller licenses would have a material adverse effect on the Company's business, financial condition or results of operations and cause the Company's operating results to vary significantly from quarter to quarter.

The Company currently derives substantially all of its revenues from the licensing of its Explore decision support software and family of reference content databases and fees from related services. These products and services are expected to continue to account for substantially all of the Company's revenues for the foreseeable future. While the Company believes that to date its customers have not experienced significant problems with such products, if the Company's customers were to do so in the future or if they were dissatisfied with product functionality or performance, the Company's business, financial condition or results of operations could be materially adversely affected.

There can be no assurance that the Company's products will achieve broader market acceptance or that the Company will be successful in marketing its products or enhancements thereto. In the event that the Company's current or future competitors release new products that have more advanced features, offer better performance or are more price competitive than the Company's products, demand for the Company's products would decline. A decline in demand for, or market acceptance of, the Explore software or the Aspect reference content databases as a result of competition, technological change, evolution of the Internet or other factors would have a material adverse effect on the Company's business, financial condition or results of operations.

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

The Company believes that, in order to provide competitive CSM solutions, it will be necessary to develop, maintain and enhance close associations with other enterprise data management vendors such as database, hardware, data, ERP, PDM, Advanced Planning & Scheduling, CAD and professional service companies. The Company has established marketing, selling and consulting relationships with many such vendors, but there can be no assurance that the Company will be able to maintain its existing relationships or enter into new relationships with such vendors.

Although the Company believes that all of its current products will record, store, process, calculate and present calendar dates falling on or after (and if applicable, spans of time including) January 1, 2000, and will calculate any information dependent on or relating to such dates in the same manner, and with the same functionality, data integrity and performance, as such products record, store, process, calculate and present calendar dates on or before December 31, 1999, or calculate any information dependent on or relating to such dates (collectively, "Year 2000 Compliance"), Year 2000 Compliance issues may arise with respect to customers' internal management systems or third party suppliers that may result in unforeseen costs or delays to the Company and therefore may have a material adverse effect on the Company.

The Company has operations in Bangalore, India with 346 employees as of March 31, 1999. The Company is dependent to a significant extent upon the ability of its Indian operations to successfully maintain and upgrade its reference data products. The Company believes that the success of its Indian operations will depend in large part upon its ability to attract, train and retain highly skilled technical and management personnel in India. Competition for such personnel in India is intense, and there can be no assurance that the Company will be successful in attracting a sufficient number of qualified personnel.
The Company is directly affected by the political and economic conditions to which India is subject. In addition, many of the Company's expenses in India are paid in Indian currency, thereby subjecting the Company to the risk of foreign currency fluctuations. Any difficulties in coordinating or managing the Indian operations due to cultural, geographic, communication or other reasons could have a material adverse effect on the Company's business, financial condition or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

     Foreign Exchange. The company's revenue originating outside the U.S. for the quarter ended March 31, 1999 was 13.5% of total revenues. Revenues generated from the European region for the quarter ended March 31, 1999 was 9.3% of the total revenue. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in U.S. dollars. These subsidiaries incur most of their expenses in the local currency.

     The company's international business is subject to risks typical of an international business, including, but not limited to: different economic conditions, changes in political climate, differing tax structures, other regulations and restriction, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company for the quarter ended March 31, 1999 was not material.

     Interest Rates. The Company invests its cash in a variety of financial instruments, including bank time deposits, taxable and tax-advantaged variable rate and fixed rate obligations of corporations, municipalities, and local, state and national governmental entities and agencies. Cash balances in foreign currencies overseas are operating balances and are invested in short-term time deposits of the local operating bank.

     Interest income on the Company's investments is carried in "Interest and other income, net." The Company accounts for its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". All of the cash equivalents and short-term investments are treated as available-for-sale under SFAS No. 115.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matter to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     Exhibit 27.1  Financial Data Schedule

     (b)  Reports on Form 8-K

     None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



May 14, 1999                            /s/ David S. Dury
                                ---------------------------------------------
                                David S. Dury
                                Vice President and Chief Financial Officer
                                (Principal Financial and Accounting Officer)