Form 10-Q
period 1999-06-30
ASPECT DEVELOPMENT INC
filed 1999-08-13
CIK 1013334

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                         Yes [X]              No [ ]

The number of shares outstanding of the registrant's common stock as of July 30, 1999 was 28,560,535.

                           ASPECT DEVELOPMENT, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

PART I.      FINANCIAL INFORMATION                                       PAGE

Item 1.      Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets
             as of June 30, 1999 and December 31, 1998                      3

             Condensed Consolidated Statements of Operations
             for the three months and six months ended
             June 30, 1999 and June 30, 1998                                4

             Condensed Consolidated Statements of Cash Flows
             for the six months ended
             June 30, 1999 and June 30, 1998                                5

             Notes to Condensed Consolidated Financial Statements           6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           10

Item 3.      Quantitative and Qualitative Disclosures About Market Risk    18

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                             19

Item 2.      Changes in Securities and Use of Proceeds                     19

Item 3.      Defaults Upon Senior Securities                               19

Item 4.      Submission of Matter to a Vote of Security Holders            19

Item 5.      Other Information                                             19

Item 6.      Exhibits and Reports on Form 8-K                              19

Signature                                                                  20

PART I.   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                                                     Aspect Development, Inc.
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                          (In thousands)

                                                              ASSETS
                                                                                 June 30,                  December 31,
                                                                                  1999                         1998
                                                                               -------------              --------------
Current assets:                                                                 (Unaudited)
     Cash and cash equivalents                                                 $      20,570              $        7,877
     Short-term investments                                                           49,982                      73,596
     Accounts receivable, net                                                         16,223                      19,509
     Prepaid expenses and other current assets                                         3,218                       4,397
                                                                               -------------              --------------
               Total current assets                                                   89,993                     105,379
Property and equipment, net                                                            8,756                       9,121
Other assets, net                                                                      1,331                         282
                                                                               -------------              --------------
               Total assets                                                    $     100,080              $      114,782
                                                                               =============              ==============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                          $       2,573              $        2,483
     Accrued bonuses and commissions                                                   5,169                       5,233
     Income taxes payable                                                              2,274                       2,946
     Other accrued liabilities                                                         5,520                       5,766
     Deferred revenue                                                                 12,434                       9,497
     Capital lease obligations-current portion                                            --                          17
                                                                               -------------              --------------
               Total current liabilities                                              27,970                      25,942
Stockholders' equity:
     Common stock                                                                     77,508                      95,068
     Deferred compensation                                                              (126)                       (210)
     Accumulated components of comprehensive income                                      107                          12
     Accumulated deficit                                                              (5,379)                     (6,031)
                                                                               -------------              --------------
               Total stockholders' equity                                             72,110                      88,840
                                                                               -------------              --------------
               Total liabilities and stockholders' equity                      $     100,080              $      114,782
                                                                               =============              ==============


    See accompanying notes to Condensed Consolidated Financial Statements.


                                             Aspect Development, Inc.
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (In thousands, except per share amounts)
                                                    (unaudited)

                                            Three months ended                          Six months ended
                                                June 30,                                     June 30,
                                  ------------------------------------        -----------------------------------
                                          1999              1998                     1999             1998
                                  -----------------     ------------------     -----------------     -----------------
Revenues
  Licenses                        $          11,058     $           11,408     $          15,990     $          21,617
  Subscription and maintenance                5,890                  4,552                11,295                 8,571
  Service and other                           4,192                  4,447                 8,230                 7,894
                                  -----------------     ------------------     -----------------     -----------------
        Total revenues                       21,140                 20,407                35,515                38,082
                                  -----------------     ------------------     -----------------     -----------------
Cost of revenues
  Licenses                                      164                    255                   325                   322
  Subscription and maintenance                1,237                    991                 2,289                 1,676
  Service and other                           2,301                  1,733                 4,067                 3,443
                                  -----------------     ------------------     -----------------     -----------------
        Total cost of revenues                3,702                  2,979                 6,681                 5,441
                                  -----------------     ------------------     -----------------     -----------------
Gross profit                                 17,438                 17,428                28,834                32,641
Operating expenses:
  Research and development                    5,017                  3,881                 9,637                 7,454
  Sales and marketing                         9,731                  8,131                17,714                15,685
  General and administrative                  2,553                  1,827                 4,714                 3,479
                                  -----------------     ------------------     -----------------     -----------------
        Total operating expenses             17,301                 13,839                32,065                26,618
                                  -----------------     ------------------     -----------------     -----------------
Operating income (loss)                         137                  3,589                (3,231)                6,023
Interest and other income, net                  281                    685                 4,087 (1)             1,190
                                  -----------------     ------------------     -----------------     -----------------
Income before income taxes                      418                  4,274                   856                 7,213
Provision for income taxes                       92                    939                   204                 1,589
                                  -----------------     ------------------     -----------------     -----------------
Net income                        $             326     $            3,335     $             652     $           5,624
                                  =================     ==================     =================     =================
Basic earnings per share          $            0.01     $             0.11     $            0.02     $            0.19
                                  =================     ==================     =================     =================
Diluted earnings per share        $            0.01     $             0.10     $            0.02     $            0.17
                                  =================     ==================     =================     =================
Shares used in computing
 basic earnings per share                    28,810                 29,856                29,886                29,486
                                  =================     ==================     =================     =================
Shares used in computing
 diluted earnings per share                  30,909                 33,164                32,188                32,852
                                  =================     ==================     =================     =================


(1) Includes $3 million gain from sale of partial interest in joint venture.


    See accompanying notes to Condensed Consolidated Financial Statements.

                                                             Aspect Development, Inc.
                                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  (In thousands)
                                                                    (unaudited)

                                                                                                  Six months ended June 30,
                                                                                                 1999                    1998
                                                                                            --------------         --------------
Cash flows from operating activities
Net income                                                                                  $          652         $        5,624
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                                     1,455                  2,251
   Loss in joint ventures                                                                             (554)                  (297)
   Changes in assets and liabilities:
      Accounts receivable                                                                            3,286                 (2,881)
      Prepaid expenses and other current assets                                                       (400)                  (605)
      Accounts payable                                                                                  90                     55
      Accrued bonuses and commissions                                                                  (64)                 1,467
      Accrued merger costs                                                                             ---                 (2,310)
      Income taxes payable                                                                            (672)                 1,220
      Other accrued liabilities                                                                         (6)                 1,742
      Deferred revenue                                                                               2,937                 (2,559)
      Third-party royalties and fees                                                                    86                    283
                                                                                            --------------         --------------
Net cash provided by operating activities                                                            6,810                  3,990
                                                                                            --------------         --------------

Cash flows from investing activities
Purchases of property and equipment                                                                 (1,064)                (2,626)
Purchases of short-term investments                                                               (100,279)               (60,249)
Maturities of short-term investments                                                               123,839                 46,306
Employee note receivable                                                                               220                    151
Other assets                                                                                           511                    281
                                                                                            --------------         --------------
Net cash provided by (used in) investing activities                                                 23,227                (16,137)
                                                                                            --------------         --------------

Cash flows from financing activities
Principal payments on capital lease obligations                                                        (17)                  (194)
Stockholders note receivable                                                                           ---                    110
Buy back of common stock                                                                           (20,636)                   ---
Sale of common stock                                                                                 3,160                  5,152
                                                                                            --------------         --------------
Net cash provided by (used in) financing activities                                                (17,493)                 5,068
                                                                                            --------------         --------------

Net increase (decrease) in cash and cash equivalents                                                12,544                 (7,079)
Exchange rate impact on cash                                                                           149                   (411)
Cash and cash equivalents at beginning of period                                                     7,877                 14,550
                                                                                            --------------         --------------
Cash and cash equivalents at end of period                                                  $       20,570         $        7,060
                                                                                            ==============         ==============

Supplemental disclosure of cash flow information
Cash paid during the period for interest                                                    $          ---         $           11
                                                                                            ==============         ==============
Income taxes paid                                                                           $        1,247         $           16
                                                                                            ==============         ==============



    See accompanying notes to Condensed Consolidated Financial Statements.

                            ASPECT DEVELOPMENT, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

      The unaudited condensed consolidated financial statements included herein have been prepared by Aspect Development, Inc. ("Aspect" or "the Company"). In the opinion of management, such financial statements include all normal recurring adjustments and accruals which are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as included in the Company's Form 10-K for the fiscal year ended December 31, 1998. The consolidated results of operations for the quarter and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for any subsequent interim or annual period.

      The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in joint ventures in which the Company has a 50% or less ownership interest are accounted for by the equity method. Under such method, the Company's share of net earnings or losses is included in interest and other income, net, in the condensed consolidated statements of operations.

      Assets and liabilities of the Company and its wholly-owned foreign subsidiaries are translated from the local currency to United States dollars at period-end exchange rates. Income and expense items are translated on a monthly basis at the average rates of exchange prevailing during the month. The adjustment resulting from translating the assets and liabilities of the Company and its foreign subsidiaries is reflected in accumulated components of comprehensive income within stockholders' equity. Foreign currency transaction gains and losses are included in the results of operations and were immaterial for all periods presented.


2.    Revenue Recognition

      Licenses are comprised of perpetual license fees, which are recognized as revenue after execution of a license agreement or receipt of a definitive purchase order, and shipment of the product has occurred, and if vendor specific objective evidence exists to allocate the fee from the arrangement between delivered and undelivered elements, and collection of the resulting receivables is deemed probable. Product returns and allowances (which were not significant through June 30, 1999) are estimated and provided for at the time of sale.

      Revenues from subscription and maintenance agreements are deferred and recognized on a straight-line basis over the life of the related agreement, which is typically one year.

      Service and other revenues are comprised of data services, process consulting and training fees. Revenues from these items are recognized upon completion of the work performed.

3.    Comprehensive Income

      Comprehensive income, net of related tax, for the quarter and six months ended June 30, 1999 and 1998 is as follows:


                                                   Three months ended                         Six months ended
                                                         June 30,                                  June 30,
                                              ---------------------------------      ---------------------------------
                                                    1999              1998                 1999              1998
                                              ---------------    --------------      ---------------    --------------
                       (in thousands)
     Net income                                         $ 326            $3,335                $ 652            $5,624
     Unrealized loss on investments                       (54)                -                  (54)                -
     Foreign currency translation adjustment               28              (293)                 149              (411)
                                              ---------------    --------------      ---------------    --------------
     Comprehensive income                               $ 300            $3,042                $ 747            $5,213
                                              ===============    ==============      ===============    ==============



4.    Earnings Per Share

      Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the dilutive effect of outstanding stock options and the employee stock purchase plan using the "treasury stock" method.

      The following is a reconciliation of the weighted-average common shares used to calculate basic earnings per share to the weighted-average common and potential common shares used to calculate diluted earnings per share for the three and six months ended June 30, 1999 and 1998 (in thousands):


                                                         Three months ended                      Six months ended
                                                               June 30,                              June 30,
                                                    ---------------------------------     ---------------------------------
                                                          1999               1998               1999               1998
                                                    --------------     --------------     --------------     --------------
Diluted:
Shares used in computing basic earnings per share           28,810             29,856             29,886             29,486
Common stock equivalents (treasury stock method)             2,099              3,308              2,302              3,366
                                                    --------------     --------------     --------------     --------------
Shares used in computing diluted earnings per share         30,909             33,164             32,188             32,852
                                                    ==============     ==============     ==============     ==============

5.    ChipCenter LLC (formerly EDTN) Joint Venture

      The Company entered into a limited liability company joint venture agreement (the "joint venture") with CMP Media Inc. ("CMP"), dated April 4, 1997. The joint venture, ChipCenter LLC (formerly EDTN), was established to provide news, promotional materials, literature, product data, reference material, application information tutorials, seminars, product and software demonstrations and other services through the Internet and corporate intranets to electronic systems designers and purchasing managers. Initially, the ownership of the joint venture was shared equally between the Company and CMP.

      In March 1999, both the Company and CMP sold approximately one-third of their respective interests in the joint venture to a third party. In connection with this sale, the Company recorded a $3 million gain in interest and other income, net.

     In the three months ended June 30, 1999 and 1998, the Company's share of losses in the joint venture totaled $426,000 and $138,000, respectively. The Company's share of losses for the six months ended June 30, 1999 and 1998 totaled $554,000 and $297,000, respectively. This amount was charged to interest and other income, net.

6.    Industry Segment Information

      The Company is organized based upon the nature of the products and services it offers. Under this organizational structure, the Company operates in three fundamental business segments: licenses, subscriptions and maintenance, and service. The information in the following tables is derived directly from the Company's internal financial reporting used for corporate management purposes. The Company evaluates its segments' performance based on several factors, including revenue, gross profit, and net income before taxes. Unallocated expenses include corporate and other costs not allocated to business segments for management reporting purposes.


                                                               Three months ended                        Six months ended
                                                                    June 30,                                 June 30,
                                                             1999               1998                  1999               1998
                                                      -----------------   ----------------     -----------------   ----------------
Net revenues from unaffiliated customers
 (in thousands):
     Licenses                                         $          11,058   $         11,408     $          15,990   $         21,617
     Subscriptions and maintenance                                5,890              4,552                11,295              8,571
     Service                                                      4,192              4,447                 8,230              7,894
                                                      -----------------   ----------------     -----------------   ----------------
             Total revenues                           $          21,140   $         20,407     $          35,515   $         38,082
                                                      =================   ================     =================   ================

Income before income taxes (in thousands):
     Licenses                                         $          10,894   $         11,153     $          15,665   $         21,295
     Subscriptions and maintenance                                4,653              3,561                 9,006              6,895
     Service                                                      1,891              2,714                 4,163              4,451
                                                      -----------------   ----------------     -----------------   ----------------
             Gross profit                             $          17,438   $         17,428     $          28,834   $         32,641
                                                      =================   ================     =================   ================

     Unallocated expense                              $          17,301   $         13,839     $          32,065   $         26,618
     Interest and other income, net                                 281                685                 4,087              1,190
                                                      -----------------   ----------------     -----------------   ----------------
             Income before income taxes               $             418   $          4,274     $             856   $          7,213
                                                      =================   ================     =================   ================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This report contains forward-looking statements. These statements relate to future events or Aspect's future financial performance. In some case, forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements reflect only management's current expectations. Actual events or results may differ materially from any forward-looking statements. Factors that should cause or contribute to such differences are discussed below and under the caption "Risk Factors." Aspect does not undertake any obligations to update any forward-looking statements contained in this report to reflect any future events or developments.

RESULTS OF OPERATIONS

Revenues

      The Company's revenues consist of license revenues, subscription and maintenance revenues and service and other revenues. License revenues are comprised principally of perpetual license fees for the Company's client/server and web-enabled software products. Subscription and maintenance revenues are comprised principally of annual subscription and maintenance fees for the Company's products, including its Aspect eXplore decision support software and its family of reference content databases. Service and other revenues are comprised principally of fees for consulting, development and training services performed by the Company. The Company recognizes revenues in accordance with American Institute of Certified Public Accountants (the "AICPA") Statement of Position ("SOP") 97-2 on Software Revenue Recognition. License revenues are recognized as revenue after execution of a license agreement or receipt of a definitive purchase order, and shipment of the product has occurred, and if vendor specific objective evidence exists to allocate the fee from the arrangement between delivered and undelivered elements, and collection of the resulting receivables is deemed probable. For arrangements involving multiple products and services, the entire arrangement is allocated among the elements based on each element's relative value. Product returns and sales allowances (which were not significant through June 30, 1999) are estimated and provided for at the time of sale. When delivery involves significant installation obligations at multiple sites, revenues are recognized on a per-site basis upon completion of installation.

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

      U.S. and international sales accounted for approximately 88% and 12% of the Company's total revenue for the three months ended June 30, 1999, respectively, compared to 83% and 17% for the three months ended June 30, 1998, respectively. U.S. and international sales accounted for approximately 87% and 13% of the Company's total revenues for the six months ended June 30, 1999, respectively, compared to 82% and 18% for the six months ended June 30, 1998, respectively.

     License Revenues. License revenues for the three months ended June 30, 1999 was $11,058,000 compared to $11,408,000 for the three months ended June 30, 1998, and was $15,990,000 for the six months ended June 30, 1999 compared to $21,617,000 for the six months ended June 30, 1998. This significant decrease in license revenue was primarily due to unexpected delays in the signing of certain major contracts which have subsequently been closed. Recently there was a trend toward manufacturers buying larger dollar value enterprise-wide solutions from Aspect, leading to complex and sometimes unpredictable internal approval cycles. Aspect is now focusing on significantly adding to its sales force, and building the sales pipeline of average and middle size prospective contracts, to avoid reliance in the future on a few large contracts in any given quarter.

      Subscription and Maintenance Revenues. Subscription and maintenance revenues increased from $4,552,000 for the three months ended June 30, 1998 to $5,890,000 for the three months ended June 30, 1999, and increased from $8,571,000 for the six months ended June 30, 1998 to $11,295,000 for the six months ended June 30, 1999. This increase was due primarily to renewals of subscription and maintenance agreements from the increased installed base of customers.

      Service and Other Revenues. Service and other revenues for the three months ended June 30, 1999 was $4,192,000 compared to $4,447,000 for the three months ended June 30, 1998, and increased from $7,894,000 for the six months ended June 30, 1998 to $8,230,000 for the six months ended June 30, 1999. This increase was due primarily to an increase in the number and size of consulting contracts in 1999.

Cost of Revenues

      Cost of Licenses. Cost of licenses consist primarily of license fees and royalties paid to third-party vendors, primarily Oracle, and shipping expenses. Cost of licenses for the three months ended June 30, 1999 was $164,000 compared to $255,000 for the three months ended June 30, 1998, representing 1.5% and 2.2% of license revenues for the three months ended June 30, 1999 and 1998, respectively. Cost of licenses for the six months ended June 30, 1999 was $325,000 compared to $322,000 for the three months ended June 30, 1998, representing 2.0% and 1.5% of license revenues for the six months ended June 30, 1999 and 1998 respectively.

      Cost of Subscription and Maintenance Revenues. Cost of subscription and maintenance revenues consist primarily of personnel-related costs incurred in providing centralized telephone support and related technical support to customers. Cost of subscription and maintenance revenues increased from $991,000 for the three months ended June 30, 1998 to $1,237,000 for the three months ended June 30, 1999, representing 21.8% and 21.0% of subscription and maintenance revenues for the three months ended June 30, 1998 and 1999, respectively. Cost of subscription and maintenance revenues increased from $1,676,000 for the six months ended June 30, 1998 to $2,289,000 for the six months ended June 30, 1999, representing 19.6% and 20.2% of subscription and maintenance revenues for the six months ended June 30, 1998 and 1999, respectively. The increase in absolute dollars and as a percentage of related revenues in 1999 is primarily due to the Company's high level of interest in continued customer support and the resulting increase in facilities and employees for this segment.

      Cost of Service and Other Revenues. Cost of service and other revenues consist primarily of personnel-related costs incurred in providing consulting services, development services and training to customers. Cost of service and other revenues increased from $1,733,000 for the three months ended June 30, 1998 to $2,301,000 for the three months ended June 30, 1999, representing 39.0% and 54.9% of service and other revenues for the three months ended June 30, 1998 and 1999, respectively. Cost of service and other revenues increased from $3,443,000 for the six months ended June 30, 1998 to $4,067,000 for the six months ended June 30, 1999, representing 43.6% and 49.4% of service and other revenues for the six months ended June 30, 1998 and 1999, respectively. The increase in absolute dollars is due primarily to an increase in the number and size of consulting contracts.

Operating Expenses

      Research and Development. Research and development expenses consist primarily of engineering personnel costs. Research and development expenses increased from $3,881,000 for the three months ended June 30, 1998 to $5,017,000 for the three months ended June 30, 1999, representing 19.0% and 23.7% of total revenues for the three months ended June 30, 1998 and 1999, respectively. Research and development expenses increased from $7,454,000 for the six months ended June 30, 1998 to $9,637,000 for the six months ended June 30, 1999, representing 19.6% and 27.1% of total revenues for the six months ended June 30, 1998 and 1999, respectively. The increase in research and development expenses as a percent of total revenues was due to a combination of increased development staffing and lower total revenues. The increase in research and development expenses in absolute dollars was due to increased development staffing. The Company expects research and development expenses to increase in absolute dollars while remaining approximately level or decreasing as a percent of total revenues.

      Sales and Marketing. Sales and marketing expenses include expenditures for salaries, commissions, advertising, travel, trade shows, public relations and other selling and marketing-related expenses. Sales and marketing expenses increased from $8,131,000 for the three months ended June 30, 1998 to $9,731,000 for the three months ended June 30, 1999, representing 39.8% and 46.0% of total revenues for the three months ended June 30, 1998 and 1999, respectively. Sales and marketing expenses increased from $15,685,000 for the six months ended June 30, 1998 to $17,714,000 for the six months ended June 30, 1999, representing 41.2% and 49.9% of total revenues for the six months ended June 30, 1998 and 1999, respectively. The increase in sales and marketing expenses in absolute dollars was primarily due to the addition of sales and marketing personnel and increased marketing activities, including trade shows and promotional expenses and substantial growth in international sales and marketing channels. The increase in cost as a percent of total revenues was due to the Company's lower total revenues. The Company believes that such expenses will increase in absolute dollars and may increase as a percentage of total revenues in the future as the Company expands its sales and marketing staff and enters new markets worldwide.

      General and Administrative. General and administrative expenses include personnel costs for administration, finance, human resources and general management, legal and accounting expenses and other professional services. General and administrative expenses increased from $1,827,000 for the three months ended June 30, 1998 to $2,553,000 for the three months ended June 30, 1999, representing 9.0% and 12.1% of total revenues for the three months ended June 30, 1998 and 1999, respectively. General and administrative expenses increased from $3,479,000 for the six months ended June 30, 1998 to $4,714,000 for the six months ended June 30, 1999, representing 9.1% and 13.3% of total revenues for the six months ended June 30, 1998 and 1999, respectively. The increase in absolute dollars of general and administrative expenses was primarily the result of increased staffing and associated expenses necessary to manage and support the Company's growth. The increase in cost as a percent of total revenues was due to the expense increase in absolute dollars and to the Company's lower total revenues. The Company expects general and administrative expenses to increase in absolute dollars while remaining approximately level or decreasing as a percent of total revenues.

Interest and Other Income, net

      Interest and other income, net, represents interest income earned on the Company's cash, cash equivalents and short-term investments, foreign exchange gains and losses, the Company's share of losses of the ChipCenter joint venture and a one-time gain of approximately $3 million from the sale of a partial interest in the ChipCenter joint venture. Interest and other income, net decreased from $685,000 for the three months ended June 30, 1998 to $281,000 for the three months ended June 30, 1999, representing 3.4% and 1.3% of total revenues for the three months ended June 30, 1998 and 1999, respectively. The decrease is due to the repurchase of the Company's common stock, and larger losses realized from the ChipCenter joint venture. Interest and other income, net increased from $1,190,000 for the six months ended June 30, 1998 to $4,087,000 for the six months ended June 30, 1999, representing 3.1% and 11.5% of total revenues for the six months ended June 30, 1998 and 1999, respectively. The increase was primarily due to the one-time gain of $3 million from the sale of a partial interest in the Company's ChipCenter joint venture.

Provision for Income Taxes

      The Company's effective tax rate was 22% for the three and six months ended June 30, 1999. The Company's provision for income taxes decreased from $939,000 for the three months ended June 30, 1998 to $92,000 for the three months ended June 30, 1999. The income tax provision decreased from $1,589,000 for the six months ended June 30, 1998 to $204,000 for the six months ended June 30, 1999. The decrease in the provision in 1999 is primarily due to decreased income generated by the Company and the Company's ability to partially utilize net operating loss carryforwards and credit carryforwards generated in the prior years. The Company's provision for income taxes and effective tax rate may vary in future periods based upon a variety of factors, including the geographic mix of income.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 1999, the Company had approximately $70.6 million in cash, cash equivalents and short-term investments representing 70.5% of total assets. The Company has invested the Company's cash in excess of current operating requirements in investment grade securities. The investments have variable and fixed interest rates and primarily short-term maturities. In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" such investments are classified as "available for sale."

      Net cash provided by operating activities was $6.8 million and $3.9 million for the six months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999, cash generated by operations was primarily due to a decrease in accounts receivable of $3.3 million and an increase in deferred revenue of $2.9 million. For the six months ended June 30, 1998, cash generated by operations was primarily due to net income of $5.6 million, an increase in accrued bonuses and commissions of $1.5 million and an increase in accrued liabilities of $1.7 million, offset by an increase in accounts receivable of $2.9 million, a decrease in deferred revenue of $2.6 million, and a decrease in accrued merger costs of $2.3 million.

      Net cash provided by investing activities was $23.2 million for the six months ended June 30, 1999, which was primarily due to maturities of short-term investments and partially offset by the investment in financial instruments classified as short-term investments. Net cash used in investing activities was $16.1 million for the six months ended June 30, 1998, which was primarily due to investments in financial instruments classified as short-term investments partially offset by maturities of short-term investments.

      Net cash used in financing activities was $17.5 million for the six months ended June 30, 1999, which was primarily due to the repurchase of the Company's common stock totaling $20.6 million, offset by net proceeds received by the Company upon the exercise of stock options by its employees of $3.2 million. Net cash provided by financing activities was $5.1 million for the six months ended June 30, 1998, which was primarily due to net proceeds received by the Company upon the exercise of stock options by its employees.

      The Company believes that its current cash and cash equivalent balances, short-term investment balances, and the cash flows generated from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. In addition, the Company from time to time evaluates potential acquisitions of businesses, products and technologies and may in the future require additional equity or debt financing to consummate such potential acquisitions. There can be no assurance that such financing will be available on acceptable terms, if at all.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," implementation of which has recently been delayed. Readers are referred to the "Recent Accounting Pronouncements" section of the Company's Form 10-K for the fiscal year ended December 31, 1998.

      In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, `Software Revenue Recognition,'" which defers for one year the application of provisions in SOP 97-2 which limit what is considered vendor-specific objective evidence of the fair value of the various elements in a multiple element arrangement. All other provisions of SOP 97-2 remain in effect. This SOP was effective as of June 30, 1998. In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, `Software Revenue Recognition,' With Respect to Certain Transactions," which amends paragraphs 11 and 12 of SOP 97-2, Software Revenue Recognition, to require recognition of revenue using the "residual value method" under certain conditions. Effective December 15, 1998, SOP 98-9 amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, `Software Revenue Recognition,'" to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of this SOP are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company does not anticipate that these statements will have a material adverse impact on its statement of operations.

IMPACT OF THE YEAR 2000

      Like many other companies, Aspect is subject to risks from the Year 2000 ("Y2K") computer issue. The Company has a Y2K internal task force which has been determining the impact of the Y2K issues related to the Company's products, third-party databases embedded in the Company's products, internal computer and information systems, office equipment, customers' internal management systems, and third-party suppliers. The Company has retained a consultant to evaluate internal systems compliance with Y2K. The amount budgeted for this expense is $98,000. The Company has tested its products and has determined that all of the Company's supported products are Y2K compliant, with the exception of certain older versions of software for which upgrades are available. The Company has recently completed the process of obtaining questionnaires or certificates of compliance from significant third-party vendors as to their Y2K compliance. If any of these vendors are determined to be non-compliant, the internal task force will develop plans to correct problems once they are identified.

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

      The Company believes that it will complete its Y2K compliance work prior to December 31, 1999. Contingency plans will be developed if it appears the Company, its key customers or its key suppliers will not be Y2K compliant, and such noncompliance is expected to have a material adverse impact on the Company's operations.

RISK FACTORS

      The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks. These risks should be read in conjunction with the "Risk Factors" section included in the Company's Form 10-K for the fiscal year ended December 31, 1998.

      The Company's revenues and results of operations could be materially adversely affected by many factors, some of which are outside the control of the Company, including, among others: the relatively long sales and implementation cycles for the Company's products; the size and timing of individual license transactions; seasonality of revenues; changes in the Company's operating expenses; changes in the mix of products and services sold; timing of introduction or enhancement of products by the Company or its competitors; market acceptance of new products; technological changes in software or database technology; personnel changes and difficulties in attracting and retaining qualified sales, marketing, technical and consulting personnel; changes in customers' budgeting cycles; foreign currency exchange rates; quality control of products sold; and economic conditions generally and in specific industry segments.

      The Company's business has experienced and is expected to continue to experience seasonality, in part due to customer buying patterns and the Company's expense patterns. In recent years, the Company has generally had stronger demand for its products during the quarter ending December 31 and has incurred higher personnel costs in the quarter ending June 30. The Company believes that these patterns will continue for the foreseeable future.

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

      There can be no assurance that the Company's products will achieve broader market acceptance or that the Company will be successful in marketing its products or enhancements thereto. In the event that the Company's current or future competitors release new products that have more advanced features, offer better performance or are more price competitive than the Company's products, demand for the Company's products would decline. A decline in demand for, or market acceptance of, the eXplore software or the reference content databases as a result of competition, technological change, evolution of the Internet or other factors would have a material adverse effect on the Company's business, financial condition or results of operations.

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

      The Company believes that, in order to provide competitive Component and Supplier Management ("CSM") solutions, it will be necessary to develop, maintain and enhance close associations with other enterprise data management vendors such as database, hardware, data, Enterprise Resource Planning ("ERP"), Product Data Management ("PDM"), Advanced Planning & Scheduling, Computer Aided Design ("CAD") and professional service companies. The Company has established marketing, selling and consulting relationships with many such vendors, but there can be no assurance that the Company will be able to maintain its existing relationships or enter into new relationships with such vendors.

      Although the Company believes that all of its current products will record, store, process, calculate and present calendar dates falling on or after (and if applicable, spans of time including) January 1, 2000, and will calculate any information dependent on or relating to such dates in the same manner, and with the same functionality, data integrity and performance, as such products record, store, process, calculate and present calendar dates on or before December 31, 1999, Y2K compliance issues may arise with respect to customers' internal management systems or third-party suppliers that may result in unforeseen costs or delays to the Company and therefore may have a material adverse effect on the Company.

      The Company has operations in Bangalore, India with 350 employees as of June 30, 1999. The Company is dependent to a significant extent upon the ability of its Indian operations to successfully maintain and upgrade its reference data products. The Company believes that the success of its Indian operations will depend in large part upon its ability to attract, train and retain highly skilled technical and management personnel in India. Competition for such personnel in India is intense, and there can be no assurance that the Company will be successful in attracting a sufficient number of qualified personnel. The Company is directly affected by the political and economic conditions to which India is subject. In addition, many of the Company's expenses in India are paid in Indian currency, thereby subjecting the Company to the risk of foreign currency fluctuations. Any difficulties in coordinating or managing the Indian operations due to cultural, geographic, communication or other reasons could have a material adverse effect on the Company's business, financial condition or results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

      The Company's revenues originating outside the U.S. for the quarter ended June 30, 1999 was 12% of total revenues. Revenues generated from the European region for the quarter ended June 30, 1999 was 8.8% of total revenues. International sales are made primarily by the Company's foreign sales subsidiaries in the local countries and are typically denominated in U.S. dollars. These subsidiaries incur most of their expenses in the local currency.

      The Company's international business is subject to risks typical of an international business, including, but not limited to: different economic conditions; changes in political climate; differing tax structures; other regulations and restrictions; and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company for the quarter ended June 30, 1999 was not material.

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

      Interest income on the Company's investments is carried in "Interest and other income, net." The Company accounts for its investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All of the cash equivalents and short-term investments are treated as available-for-sale under SFAS No. 115.

      Investment in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part of these factors, the Company's future investment income may fall short of expectations due to unfavorable changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The Company's investment securities are held for purposes other than trading.

PART II.             OTHER INFORMATION

Item 1.      Legal Proceedings

             None.

Item 2.      Changes in Securities and Use of Proceeds

             None.

Item 3.      Defaults Upon Senior Securities

             None.

Item 4.      Submission of Matters to a Vote of Security Holders

  The following are the results of matters which were submitted to a vote of security holders at the Company's Annual Meeting of Stockholders held on July 29, 1999 in Menlo Park, California:

Proposal 1 - Election of Directors

                             Number of Votes            Number of Votes            Number of Votes
Name                         For                        Against                    Abstaining
---------------------    -----------------------    -----------------------    -----------------------

Romesh Wadhwani          26,130,940                 ---                        1,793,586
Robert L Evans           26,130,940                 ---                        1,793,586
Steven Goldby            26,130,940                 ---                        1,793,586
Dennis G. Sisco          26,130,940                 ---                        1,793,586


Proposal 2 - To approve an amendment to the Company's 1996 Employee Stock Purchase Plan to increase the aggregate number of shares of common stock authorized for issuance thereunder by 200,000 shares: 15,463,977 votes in favor, 1,282,856 votes opposed, 66,762 votes abstaining, and 11,110,931 broker non-votes.

Proposal 3 - To approve an amendment to the Company's 1992 Employee Stock Option Plan to increase the aggregate number of shares authorized for issuance thereunder by 2,000,000 shares, and to modify certain eligibility criteria:
11,142,698 votes in favor, 5,595,095 votes opposed, 75,802 votes abstaining, and 11,110,931 broker non-votes.

Proposal 4 - To ratify the selection of Arthur Andersen, LLP as independent auditors of the Company for its fiscal year ending December 31, 1999: 27,828,638 votes in favor, 63,927 votes opposed, and 31,961 votes abstaining.


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




August 13, 1999                            /s/ David S. Dury
                                    ------------------------------------
                                    David S. Dury
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)