Form 10-Q
period 1999-09-30
ASPECT DEVELOPMENT INC
filed 1999-11-12
CIK 1013334

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                              1395 Charleston Road
                        Mountain View, California 94043
          (Address of principal executive offices, including zip code)

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



     Yes        [X]               No

The number of shares outstanding of the registrant's common stock as of November 3, 1999 was 28,903,769

                            ASPECT DEVELOPMENT, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

PART I.                        FINANCIAL INFORMATION                     PAGE
Item 1.      Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets
             as of September 30, 1999 and December 31, 1998                 3

             Condensed Consolidated Statements of Operations
             for the three and nine months ended
             September 30, 1999 and 1998                                    4

             Condensed Consolidated Statements of Cash Flows
             for the nine months ended September 30, 1999 and
             1998                                                           5

             Notes to Condensed Consolidated Financial Statements           6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            9

Item 3.      Quantitative and Qualitative Disclosures about Market Risk    18

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                             19

Item 2.      Changes in Securities and Use of Proceeds                     19

Item 3.      Defaults Upon Senior Securities                               19

Item 4.      Submission of Matters to a Vote of Security Holders           19

Item 5.      Other Information                                             19

Item 6.      Exhibits and Reports on Form 8-K                              19

Signature                                                                  20

PART I.   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                           Aspect Development, Inc.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                        ASSETS
                                                                September 30,                December 31,
                                                                    1999                        1998
                                                                -------------                ------------
Current assets:                                                  (unaudited)
    Cash and cash equivalents                                   $      30,526                $     7,877
    Short-term investments                                             41,246                     73,596
    Accounts receivable, net                                           20,741                     19,509
    Prepaid expenses and other current assets                           4,625                      4,397
                                                                -------------               ------------
              Total current assets                                     97,138                    105,379
Property and equipment, net                                             9,644                      9,121
Other assets, net                                                       1,281                        282
                                                                -------------                -----------
              Total assets                                      $     108,063                $   114,782
                                                                =============                ===========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                            $       1,956                $     2,483
    Accrued bonuses and commissions                                     6,542                      5,233
    Income taxes payable                                                2,864                      2,946
    Other accrued liabilities                                           5,034                      5,766
    Deferred revenue                                                   15,182                      9,497
    Capital lease obligations                                              --                         17
                                                               --------------                -----------
              Total current liabilities                                31,578                     25,942
Stockholders' equity:
    Common stock                                                       79,206                     95,068
    Deferred compensation                                                 (85)                      (209)
    Accumulated components of comprehensive income                         56                         12
    Accumulated deficit                                                (2,692)                    (6,031)
                                                                -------------                -----------
              Total stockholders' equity                               76,485                     88,840
                                                                -------------                -----------

              Total liabilities and stockholders' equity        $     108,063                $   114,782
                                                                =============                ===========



     See accompanying notes to Condensed Consolidated Financial Statements.

                           Aspect Development, Inc.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (unaudited)


                                                   Three months ended                        Nine months ended
                                                     September 30,                             September 30,
                                          -------------------------------------    --------------------------------------
                                                1999                  1998               1999                   1998
                                          ---------------       ---------------    ---------------       ----------------

Revenues

     Licenses                             $         14,992      $       14,472     $       30,982        $        36,089
     Subscription and maintenance                    6,182               4,006             17,477                 12,577
     Service and other                               4,842               4,346             13,072                 12,240
                                            ---------------     ---------------    ---------------       ----------------
         Total revenues                             26,016              22,824             61,531                 60,906
                                            ---------------     ---------------    ---------------       ----------------

Cost of revenues

     Licenses                                          362                 506                687                    828
     Subscription and maintenance                    1,374               1,048              3,663                  2,724
     Service and other                               2,586               1,475              6,654                  4,918
                                            ---------------     ---------------    ---------------       ----------------
         Total cost of revenues                      4,322               3,029             11,004                  8,470
                                            ---------------     ---------------    ---------------       ----------------
Gross profit                                        21,694              19,795             50,527                 52,436

Operating expenses:

     Research and development                        5,025               4,037             14,661                 11,491
     Sales and marketing                            11,212               8,707             28,927                 24,392
     General and administrative                      2,968               2,076              7,681                  5,555
                                            ---------------     ---------------    ---------------       ----------------
         Total operating expenses                   19,205              14,820             51,269                 41,438
                                            ---------------     ---------------    ---------------       ----------------
Operating income (loss)                              2,489               4,975              (742)                 10,998
Interest and other income, net                         950                 761              5,037 (1)              1,951
                                            ---------------     ---------------    ---------------       ----------------
Income before income taxes                           3,439               5,736              4,295                 12,949
Provision for income taxes                             752               1,262                957                  2,851
                                            ---------------     ---------------    ---------------       ----------------
Net income                                  $        2,687      $        4,474     $        3,338        $        10,098
                                            ===============     ===============    ===============       ================

Basic earnings per share                    $         0.09      $         0.15     $         0.11        $          0.34
                                            ===============     ===============    ===============       ================

Diluted earnings per share                  $         0.08      $         0.13     $         0.10        $          0.31
                                            ===============     ===============    ===============       ================

Shares used in computing basic
     earnings per share                             28,596              30,113             29,450                 29,694
                                            ===============     ===============    ===============       ================

Shares used in computing diluted
     earnings per share                             32,290              33,380             32,216                 33,027
                                            ===============     ===============    ===============       ================


     (1)  Includes $3 million gain from sale of partial interest in joint venture.


    See accompanying notes to Condensed Consolidated Financial Statements.

                           Aspect Development, Inc.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)

                                                                                          Nine months ended September 30,
                                                                                           1999                      1998
                                                                                       --------------           --------------

 Cash flows from operating activities
       Net income                                                                      $     3,338                  $   10,098
Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation & amortization                                                           2,457                       3,629
       Loss in joint ventures                                                                  (54)                       (384)
       Changes in assets and liabilities:
            Accounts receivable                                                             (1,232)                     (4,631)
            Prepaid expenses and other current assets                                          395                        (168)
            Accounts payable                                                                  (527)                        180
            Accrued bonuses & commissions                                                    1,309                       2,270
            Accrued merger costs                                                                 -                      (2,767)
            Income taxes payable                                                               (82)                      2,431
            Other accrued liabilities                                                         (614)                      1,867
            Deferred revenue                                                                 5,685                      (2,258)
            Third-party royalties & fees                                                      (221)                        136
                                                                                       -----------                  ----------
 Net cash provided by operating activities                                                  10,454                      10,403
                                                                                       -----------                  ----------
 Cash flows from investing activities
       Purchases of property and equipment                                                  (2,954)                     (3,708)
       Purchases of short-term investments                                                (128,566)                    (76,933)
       Maturities of short-term investments                                                160,560                      65,447
       Employee note receivable                                                                305                         151
       Loan to subsidiary                                                                     (500)                          -
       Other assets                                                                         (1,026)                        521
                                                                                       -----------                  ----------
Net cash provided by (used in) investing activities                                         27,819                     (14,522)
                                                                                       -----------                  ----------
 Cash flows from financing activities
       Principal payments on capital lease obligations                                         (17)                       (317)
       Stockholders note receivable                                                              -                         320
       Buy back of common stock                                                            (20,636)                          -
       Sale of common stock                                                                  4,899                       8,580
                                                                                       -----------                  ----------
Net cash provided by (used in) financing activities                                       (15,754)                       8,583
                                                                                       -----------                  ----------
 Net increase in cash and cash equivalents                                                  22,519                       4,464
 Exchange rate impact on cash                                                                  130                        (460)
 Cash and cash equivalents at beginning of period                                            7,877                      14,550
                                                                                       -----------                  ----------
 Cash and cash equivalents at end of period                                            $    30,526                  $   18,554
                                                                                       ===========                  ==========

 Supplemental disclosures of cash flow information
 Cash paid during the period for interest                                              $         3                  $       14
                                                                                       ===========                  ==========
 Income taxes paid                                                                     $     1,562                  $       16
                                                                                       ===========                  ==========

    See accompanying notes to Condensed Consolidated Financial Statements.

                           ASPECT DEVELOPMENT, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.       Basis of Presentation

         The unaudited condensed consolidated financial statements included herein have been prepared by Aspect Development, Inc. ("Aspect" or "the Company"). In the opinion of management, such financial statements include all normal recurring adjustments and accruals which are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as included in the Company's Form 10-K for the fiscal year ended December 31, 1998. The consolidated results of operations for the quarter and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for any subsequent interim or annual period.

         The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in joint ventures are accounted for by the equity method. Under such method, the Company's share of net earnings or losses is included in interest and other income, net, in the condensed consolidated statements of operations unless the investment is fully written down and no commitments exist for additional funding.

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


2.       Revenue Recognition

         Licenses are comprised of perpetual license fees, and recognized as revenue after execution of a license agreement or receipt of a definitive purchase order, shipment of the product has occurred, vendor specific objective evidence exists to allocate the fee from the arrangement between delivered and undelivered elements, and collection of the resulting receivables is deemed probable. For arrangements involving multiple products and services, the entire arrangement is allocated among the elements based on each element's relative value. Product returns and sales allowances (which were not significant through September 30, 1999) are estimated and provided for at the time of sale. When delivery involves significant installation obligations at multiple sites, revenues are recognized on a per-site basis upon completion of installation.

         Revenues from subscription and maintenance agreements are recognized on a straight-line basis over the life of the related agreement, which is typically one year.

         Service and other revenues are comprised of data services, process consulting and training fees. These revenues are recognized upon completion of the work performed.

3.       Comprehensive Income

         Comprehensive income, net of related tax, for the quarter and nine months ended September 30, 1999 and 1998 is as follows:

                                                        Three months ended             Nine months ended
                                                          September 30,                  September 30,
                                                    ---------------------------    ---------------------------
                                                        1999          1998            1999           1998
                                                    -------------  ------------    ------------   ------------
                           (in thousands)

      Net income                                           2,687         4,474           3,338         10,098
      Unrealized loss on investments                         (32)                          (86)             -
      Foreign currency translation adjustment                (19)          (50)            130           (460)
                                                    =============  ============    ============   ============
      Comprehensive income                              $  2,636      $  4,424        $  3,382       $  9,638
                                                    =============  ============    ============   ============

4.       Earnings Per Share

         Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the dilutive effect of outstanding stock options and the employee stock purchase plan using the "treasury stock" method.

         The following is a reconciliation of the weighted-average common shares used to calculate basic earnings per share to the weighted-average common and potential common shares used to calculate diluted earnings per share for the three and nine months ended September 30, 1999 and 1998 (in thousands):

                                                            Three months ended              Nine months ended
                                                               September 30,                  September 30,
                                                        ----------------------------   ----------------------------
                                                               1999            1998            1999           1998
                                                        ------------   -------------   -------------   ------------
Diluted:
Shares used in computing basic earnings per share            28,596          30,113          29,450         29,694
Common stock equivalents (treasury stock method)              3,694           3,267           2,766          3,333
                                                        ------------   -------------   -------------   ------------

Shares used in computing diluted earnings per share          32,290          33,380          32,216         33,027
                                                        ============   =============   =============   ============

5.       ChipCenter LLC (formerly EDTN) Joint Venture

         The Company entered into a limited liability company joint venture agreement with CMP Media Inc. ("CMP"), dated April 4, 1997. The joint venture, ChipCenter LLC (formerly EDTN), was established to provide news, promotional materials, literature, product data, reference material, application information tutorials, seminars, product and software demonstrations and other services through the internet and corporate intranets to electronic systems designers and purchasing managers. Initially, the ownership of the joint venture was shared equally between the Company and CMP.

         In March 1999, both the Company and CMP each sold approximately one-third of their respective interests in the joint venture to a third party. In connection with this sale, the Company recorded a $3 million gain in interest and other income, net.


6.       Industry Segment Information

         The Company is organized based upon the nature of the products and services it offers. Under this organizational structure, the Company operates in three business segments: licenses, subscriptions and maintenance, and service. The information in the following tables is derived directly from the Company's internal financial reporting used for corporate management purposes. The Company evaluates its segments' performance based on several factors, including total revenues, gross profit, and income before income taxes. Unallocated expenses include corporate and other costs not allocated to business segments for management reporting purposes.

                                                             Three months ended                   Nine months ended
                                                                September 30,                       September 30,
                                                            1999             1998               1999             1998
                                                       ---------------  ---------------    ---------------  ----------------
Revenues from unaffiliated customers (in thousands):

      Licenses                                             $   14,992       $   14,472         $   30,982        $   36,089
      Subscriptions and maintenance                             6,182            4,006             17,477            12,577
      Service                                                   4,842            4,346             13,072            12,240
                                                       ---------------  ---------------    ---------------  ----------------
           Total revenues                                  $   26,016       $   22,824         $   61,531        $   60,906
                                                       ===============  ===============    ===============  ================

Income before income taxes (in thousands):

      Licenses                                             $   14,630       $   13,966         $   30,295        $   35,261
      Subscriptions and maintenance                             4,808            2,958             13,813             9,853
      Service                                                   2,256            2,871              6,419             7,322
                                                       ---------------  ---------------    ---------------  ----------------
           Gross profit                                    $   21,694       $   19,795         $   50,527        $   52,436
                                                       ===============  ===============    ===============  ================


      Unallocated expenses                                 $   19,205       $   14,820         $   51,270        $   41,438
      Interest and other income, net                              950              761              5,037             1,951
                                                       ===============  ===============    ===============  ================
           Income before income taxes                       $   3,439        $   5,736          $   4,295        $   12,949
                                                       ===============  ===============    ===============  ================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This report contains forward-looking statements. These statements relate to future events or Aspect's future financial performance. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements reflect only management's current expectations. Actual events or results may differ materially from any forward-looking statements. Factors that should cause or contribute to such differences are discussed below and under the caption "Risk Factors." Aspect does not undertake any obligations to update any forward-looking statements contained in this report to reflect any future events or developments.

RESULTS OF OPERATIONS

Revenues

         The Company's revenues consist of license revenues, subscription and maintenance revenues and service and other revenues. License revenues are comprised principally of perpetual license fees for the Company's client/server and web-enabled software products. Subscription and maintenance revenues are comprised principally of annual subscription and maintenance fees for the Company's products, including its Aspect eXplore(R) decision support software and its family of reference content databases. Service and other revenues are comprised principally of fees for consulting, development and training services performed by the Company. The Company recognizes revenues in accordance with American Institute of Certified Public Accountants (the "AICPA") Statement of Position ("SOP") 97-2 and 98-9 on Software Revenue Recognition, and related interpretations. License revenues are recognized as revenue after execution of a license agreement or receipt of a definitive purchase order, shipment of the product has occurred, vendor specific objective evidence exists to allocate the fee from the arrangement between delivered and undelivered elements, and collection of the resulting receivables is deemed probable. For arrangements involving multiple products and services, the entire arrangement is allocated among the elements based on each element's relative value. Product returns and sales allowances (which were not significant through September 30, 1999) are estimated and provided for at the time of sale. When delivery involves significant installation obligations at multiple sites, revenues are recognized on a per-site basis upon completion of installation.

         Revenues from subscription and maintenance agreements are recognized on a straight-line basis over the life of the related agreement, which is typically 12 months.

         Service revenues from training and consulting activities are recognized upon completion of the work to be performed. Development revenues are recognized in accordance with the terms of the agreements, generally when related costs have been incurred.

         U.S. and international revenues accounted for approximately 91% and 9% of the Company's total revenues for the three months ended September 30, 1999, respectively, compared to 93% and 7% for the three months ended September 30, 1998, respectively. U.S. and international sales accounted for approximately 89% and 11% of the Company's total revenues for both the nine months ended September 30, 1999 and 1998.

         License Revenues. License revenues for the three months ended September 30, 1999 were $14,992,000 compared to $14,472,000 for the three months ended September 30, 1998, and $30,982,000 for the nine months ended September 30, 1999 compared to $36,089,000 for the nine months ended September 30, 1998. This decrease in license revenues over the preceding nine months was primarily due to the recent trend toward manufacturers buying larger dollar value enterprise-wide solutions from Aspect, leading to complex and sometimes unpredictable internal approval cycles. Aspect has significantly added to its sales force, and is building the sales pipeline of average and middle size prospective contracts, to avoid reliance in the future on a few large contracts in any given quarter.

         Subscription and Maintenance Revenues. Subscription and maintenance revenues increased from $4,006,000 for the three months ended September 30, 1998 to $6,182,000 for the three months ended September 30, 1999 and increased from $12,577,000 for the nine months ended September 30, 1998 to $17,477,000 for the nine months ended September 30, 1999. These increases were due primarily to renewals of subscription and maintenance agreements from an increased installed base of customers.

         Service and Other Revenues. Service and other revenues increased from $4,346,000 for the three months ended September 30, 1998 to $4,842,000 for the three months ended September 30, 1999 and increased from $12,240,000 for the nine months ended September 30, 1998 to $13,072,000 for the nine months ended September 30, 1999. These increases were due primarily to increases in both the number and size of consulting contracts in 1999.

Cost of Revenues

         Cost of Licenses. Cost of licenses consist primarily of license fees and royalties paid to third-party vendors, primarily Oracle, and shipping expenses. Cost of licenses for the three months ended September 30, 1999 was $362,000 compared to $506,000 for the three months ended September 30, 1998, representing 2.4% and 3.5% of license revenues for the three months ended September 30, 1999 and 1998, respectively. Cost of licenses for the nine months ended September 30, 1999 was $687,000 compared to $828,000 for the nine months ended September 30, 1998, representing 2.2% and 2.3% of license revenues for the nine months ended September 30, 1999 and 1998 respectively.

         Cost of Subscription and Maintenance Revenues. Cost of subscription and maintenance revenues consist primarily of personnel-related costs incurred in providing centralized telephone support and related technical support to customers. Cost of subscription and maintenance revenues increased from $1,048,000 for the three months ended September 30, 1998 to $1,374,000 for the three months ended September 30, 1999, representing 26.2% and 22.2% of subscription and maintenance revenues for the three months ended September 30, 1998 and 1999, respectively. Cost of subscription and maintenance revenues increased from $2,724,000 for the nine months ended September 30, 1998 to $3,663,000 for the nine months ended September 30, 1999, representing 21.7% and 21.0% of subscription and maintenance revenues for the nine months ended September 30, 1998 and 1999, respectively. The increases in absolute dollars are primarily due to the Company"s high level of interest in continued customer support and the resulting increase in facilities and employees for this segment.

         Cost of Service and Other Revenues. Cost of service and other revenues consist primarily of personnel-related costs incurred in providing consulting services, development services and training to customers. Cost of service and other revenues increased from $1,475,000 for the three months ended September 30, 1998 to $2,586,000 for the three months ended September 30, 1999, representing 33.9% and 53.4% of service and other revenues for the three months ended September 30, 1998 and 1999, respectively. Cost of service and other revenues increased from $4,918,000 for the nine months ended September 30, 1998 to $6,654,000 for the nine months ended September 30, 1999, representing 40.2% and 50.9% of service and other revenues for the nine months ended September 30, 1998 and 1999, respectively. The increases in absolute dollars are due primarily to increases in the number and size of consulting contracts. The increases as a percent of total revenues were primarily due to an increase in staffing and associated expenses.

Operating Expenses

         Research and Development. Research and development expenses consist primarily of engineering personnel costs. Research and development expenses increased from $4,037,000 for the three months ended September 30, 1998 to $5,025,000 for the three months ended September 30, 1999, representing 17.7% and 19.3% of total revenues for the three months ended September 30, 1998 and 1999, respectively. Research and development expenses increased from $11,491,000 for the nine months ended September 30, 1998 to $14,662,000 for the nine months ended September 30, 1999, representing 18.9% and 23.8% of total revenues for the nine months ended September 30, 1998 and 1999, respectively. The increase in research and development expenses as a percent of total revenues was due to a combination of increased development staffing and lower total revenues. The increases in research and development expenses in absolute dollars were due to increased development staffing. The Company expects research and development expenses to increase in absolute dollars while remaining approximately level or decreasing as a percent of total revenues.

         Sales and Marketing. Sales and marketing expenses include expenditures for salaries, commissions, advertising, travel, trade shows, public relations and other selling and marketing-related expenses. Sales and marketing expenses increased from $8,707,000 for the three months ended September 30, 1998 to $11,212,000 for the three months ended September 30, 1999, representing 38.2% and 43.1% of total revenues for the three months ended September 30, 1998 and 1999, respectively. Sales and marketing expenses increased from $24,392,000 for the nine months ended September 30, 1998 to $28,927,000 for the nine months ended September 30, 1999, representing 40.1% and 47.0% of total revenues for the nine months ended September 30, 1998 and 1999, respectively. The increases in sales and marketing expenses in absolute dollars were primarily due to the addition of sales and marketing personnel and increased marketing activities, including trade shows and promotional expenses and substantial growth in international sales and marketing channels. The increases in these costs as a percent of total revenues were due to the Company's lower total revenues. The Company believes that such expenses will continue to increase in absolute dollars and may continue to increase as a percentage of total revenues in the future as the Company expands its sales and marketing staff and enters new markets worldwide.

         General and Administrative. General and administrative expenses include personnel costs for administration, finance, human resources and general management, legal and accounting expenses and other professional services. General and administrative expenses increased from $2,076,000 for the three months ended September 30, 1998 to $2,968,000 for the three months ended September 30, 1999, representing 9.1% and 11.4% of total revenues for the three months ended September 30, 1998 and 1999, respectively. General and administrative expenses increased from $5,555,000 for the nine months ended September 30, 1998 to $7,681,000 for the nine months ended September 30, 1999, representing 9.1% and 12.5% of total revenues for the nine months ended September 30, 1998 and 1999, respectively. The increases in absolute dollars were primarily the result of increased staffing and associated expenses necessary to manage and support the Company's growth. The increase in these costs as a percent of total revenues was due to the increase in absolute dollars and to the Company's lower total revenues. The Company expects general and administrative expenses to continue to increase in absolute dollars while remaining approximately level or decreasing as a percent of total revenues.

Interest and Other Income, net

         Interest and other income, net, represents interest income earned on the Company's cash and cash equivalents, short-term investments, and foreign exchange gains and losses. Also included through the second quarter of 1999 are the Company's share of losses of the ChipCenter joint venture and a one-time gain of approximately $3 million from the sale of a partial interest in the ChipCenter joint venture. Interest and other income, net increased from $761,000 for the three months ended September 30, 1998 to $950,000 for the three months ended September 30, 1999, representing 3.3% and 3.7% of total revenues for the three months ended September 30, 1998 and 1999, respectively. The increase for the three months ended September 30, 1999 resulted primarily from not realizing its share of losses from the ChipCenter joint venture, as the investment is fully written down and because no commitments exist for additional funding. Interest and other income, net increased from $1,951,000 for the nine months ended September 30, 1998 to $5,037,000 for the nine months ended September 30, 1999, representing 3.2% and 8.2% of total revenues for the nine months ended September 30, 1998 and 1999, respectively. The increase was primarily due to the one-time gain of $3 million from the sale of a partial interest in the Company's ChipCenter joint venture, which was recorded in the first quarter of fiscal 1999.

Provision for Income Taxes

         The Company's effective tax rate was 22% for the three and nine months ended September 30, 1999 and 1998. The Company's provision for income taxes decreased from $1,262,000 for the three months ended September 30, 1998 to $752,000 for the three months ended September 30, 1999. The income tax provision decreased from $2,851,000 for the nine months ended September 30, 1998 to $957,000 for the nine months ended September 30, 1999. The decreases in the provision in 1999 are primarily due to decreased income generated by the Company. The effective tax rates for the three and nine months ended September 30, 1999 and 1998 varied from the U.S. statutory rate due primarily to the Company's ability to partially utilize net operating loss carryforwards and credit carryforwards generated in the prior years. The Company's provision for income taxes and effective tax rate may vary in future periods based upon a variety of factors, including the geographic mix of income.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999, the Company had approximately $71.8 million in cash, cash equivalents and short-term investments, representing 66.4% of total assets. The Company has invested the Company's cash in excess of current operating requirements in investment grade securities. The investments have variable and fixed interest rates and primarily short-term maturities. In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" such investments are classified as "available for sale."

         Net cash provided by operating activities was $10.5 million and $10.4 million for the nine months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999, cash generated by operations was primarily due to an increase in deferred revenue of $5.7 million and net income of $3.3 million. For the nine months ended September 30, 1998, cash generated by operations was primarily due to net income of $10.1 million, an increase in accrued bonuses and commissions of $2.3 million, an increase in other accrued liabilities of $1.9 million and an increase in income taxes payable of $2.4 million, offset by an increase in accounts receivable of $4.6 million, a decrease in deferred revenue of $2.3 million, and a decrease in accrued merger costs of $2.8 million.

         Net cash provided by investing activities was $27.8 million for the nine months ended September 30, 1999, which was primarily due to maturities of short-term investments partially offset by the investment in financial instruments classified as short-term investments. Net cash used in investing activities was $14.5 million for the nine months ended September 30, 1998, which was primarily due to investments in financial instruments classified as short-term investments partially offset by maturities of short-term investments.

         Net cash used in financing activities was $15.8 million for the nine months ended September 30, 1999, which was primarily due to the repurchase of the Company's common stock totaling $20.6 million, offset by net proceeds received by the Company upon the exercise of stock options by its employees of $4.9 million. No shares of the Company's common stock were repurchased during the quarter. Net cash provided by financing activities was $8.6 million for the nine months ended September 30, 1998, which was primarily due to net proceeds received by the Company upon the exercise of stock options by its employees.

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

         In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, ""Software Revenue Recognition,"" which defers for one year the application of provisions in SOP 97-2 which limit what is considered vendor specific objective evidence of the fair value of the various elements in a multiple element arrangement. All other provisions of SOP 97-2 remain in effect. This SOP was effective as of June 30, 1998. In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, "Software Revenue Recognition," With Respect to Certain Transactions," which amends paragraphs 11 and 12 of SOP 97-2, Software Revenue Recognition, to require recognition of revenue using the "residual value method" under certain conditions. Effective December 15, 1998, SOP 98-9 amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, "Software Revenue Recognition,"" to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of this SOP are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company does not anticipate that these statements will have a material adverse impact on its statement of operations.

IMPACT OF THE YEAR 2000

         Like many other companies, Aspect is subject to risks from the Year 2000 ("Y2K") computer issue. The Company has a Y2K internal task force which has been determining the impact of the Y2K issues related to the Company's products (which include third-party databases embedded in the Company's products), internal computer and information systems, office equipment, customers' internal management systems, and third-party suppliers. The Company has retained a consultant to evaluate internal systems compliance with Y2K. The amount budgeted for this expense is $98,000. The Company has tested its products and has determined that all of the Company's supported products are Y2K compliant, with the exception of certain older versions of software for which upgrades are available. The Company has completed the process of obtaining questionnaires or certificates of compliance from significant third-party vendors as to their Y2K compliance. All critical path vendors have indicated they are Y2K compliant.

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

         The Company believes that it will complete its Y2K compliance work prior to December 31, 1999. Contingency plans are being developed in the event that the Company, its key customers or its key suppliers are not Y2K compliant, and such noncompliance would have a material adverse impact on the Company's operations.

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

         Licenses of the Company's decision support software and reference data products have historically accounted for the substantial majority of the Company's revenues, and the Company anticipates that this trend will continue for the foreseeable future. The Company generally ships its products within a short period of time after execution of a license agreement. As a result, the Company typically does not have a material backlog of unfilled license orders, and revenues in any quarter are substantially dependent on license revenues recognized in that quarter. The Company's expense levels are based, in part, on its expectations as to future revenues and to a large extent are fixed in the short term. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues, and any significant shortfall of demand in relation to the Company's expectations or any material delay of customer orders would have an almost immediate material adverse effect on the Company's business, financial condition or results of operations. As a result, it is likely that in some future period the Company's results of operations could fail to meet the expectations of public market analysts or investors. In such event, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to the Company's business, the price of the Company's common stock would likely drop significantly.

         The licensing of the Company's decision support software and reference data products generally requires the Company to engage in a sales cycle lasting six to twelve months or longer, during which the Company typically provides a significant level of education to prospective customers regarding the use and benefits of the Company's products. In addition, the implementation of the Company's standard products typically involves a significant commitment of resources by its customers over an extended period of time and is commonly associated with reengineering of product development and business processes. For these reasons, sales and customer implementation cycles are subject to delays over which the Company may have little or no control. Any delay in the sale or customer implementation of a larger license or a number of smaller licenses would have a material adverse effect on the Company's business, financial condition or results of operations and cause the Company"s operating results to vary significantly from quarter to quarter.

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

         The Company believes that, in order to provide competitive Inbound Supply Chain Management solutions, it will be necessary to develop, maintain and enhance close associations with other enterprise data management vendors such as eProcurement, database, hardware, data, Enterprise Resource Planning ("ERP"), Product Data Management ("PDM"), Advanced Planning & Scheduling, Computer Aided Design ("CAD") and professional service companies. The Company has established marketing, selling and consulting relationships with many such vendors, but there can be no assurance that the Company will be able to maintain its existing relationships or enter into new relationships with such vendors.

         The Company has operations in Bangalore, India with 368 employees as of September 30, 1999. The Company is dependent to a significant extent upon the ability of its Indian operations to successfully maintain and upgrade its reference data products. The Company believes that the success of its Indian operations will depend in large part upon its ability to attract, train and retain highly skilled technical and management personnel in India. Competition for such personnel in India is intense, and there can be no assurance that the Company will be successful in attracting a sufficient number of qualified personnel. The Company is directly affected by the political and economic conditions to which India is subject. In addition, many of the Company's expenses in India are paid in Indian currency, thereby subjecting the Company to the risk of foreign currency fluctuations. Any difficulties in coordinating or managing the Indian operations due to cultural, geographic, communication or other reasons could have a material adverse effect on the Company's business, financial condition or results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The Company's revenues originating outside the U.S. for the quarter ended September 30, 1999 was 9% of total revenues. Revenues generated from the European region for the quarter ended September 30, 1999 was 6% of total revenues. International sales are made primarily by the Company's foreign sales subsidiaries in the local countries and are typically denominated in U.S. dollars. These subsidiaries incur most of their expenses in the local currency.

         The Company's international business is subject to risks typical of an international business, including, but not limited to: different economic conditions; changes in political climate; differing tax structures; other regulations and restrictions; and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company for the quarter ended September 30, 1999 was not material.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

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


                                    Aspect Development, Inc.


November 12, 1999                   /s/ David S. Dury
                                    --------------------------------------------
                                    David S. Dury
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)