Form 10-K405
period 1999-12-31
ASPECT DEVELOPMENT INC
filed 2000-03-30
CIK 1013334

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

                  For the fiscal year ended December 31, 1999

                        Commission File Number 0-20749

                           Aspect Development, Inc.
            (Exact name of registrant as specified in its charter)

                Delaware                          25-1622857
     (State or other jurisdiction of       (I.R.S. Employer Identification
     incorporation or organization)        No.)

                 1395 Charleston Road, Mountain View CA 94043
             (Address of principal executive offices and zip code)

                                (650) 428-2700
             (Registrant's telephone number, including area code)

                               ----------------

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, $0.001 par value per share
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of the Common Stock as reported on the Nasdaq National Market on March 22, 2000) was approximately $4.8 billion. The number of outstanding shares of the Registrant's Common Stock as of the close of business on March 22, 2000 was 61,082,909.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated by reference in Part III of the Form 10-K to the extent stated herein.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            ASPECT DEVELOPMENT, INC.

                                   FORM 10-K
                  For the Fiscal Year Ended December 31, 1999
                               Table of Contents

                                     PART I

                                                                             Page
                                                                             ----
 Item 1.  Business........................................................     3
 Item 2.  Properties......................................................    11
 Item 3.  Legal Proceedings...............................................    11
 Item 4.  Submission of Matters to a Vote of Security Holders.............    11


                                    PART II

          Market for Registrant's Common Equity and Related Stockholder
 Item 5.  Matters.........................................................    12
 Item 6.  Selected Financial Data.........................................    13
          Management's Discussion and Analysis of Financial Condition and
 Item 7.  Results of Operations ..................... ....................    14
 Item 7A. Quantitative & Qualitative Disclosures About Market Risk........    24
 Item 8.  Financial Statements and Supplementary Data.....................    25
          Changes in and Disagreements with Accountants on Accounting and
 Item 9.  Financial Disclosure............................................    46


                                    PART III

 Item 10. Directors and Executive Officers of the Registrant..............    46
 Item 11. Executive Compensation..........................................    46
 Item 12. Security Ownership of Certain Beneficial Owners and Management..    46
 Item 13. Certain Relationships and Related Transactions..................    46


                                    PART IV

          Exhibits, Financial Statement Schedules and Reports on Form 8-
 Item 14. K...............................................................    47
 Signatures................................................................   48

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

   All share and share price information concerning Aspect has been adjusted to reflect the two-for-one stock split effected in March 2000.

ITEM 1. BUSINESS.

   Aspect Development, Inc. ("Aspect" or the "Company") is the leading global provider of collaborative solutions for business-to-business (B2B) eCommerce and inbound supply management. Aspect solutions for the enterprise and for eMarkets and trade exchanges provide decision support and content for procurement, product development, operations, and eCommerce between trading partners. The Aspect solutions enable aggregation and collaboration among design, procurement and operations functions across multiple divisions within an enterprise, as well as solutions for establishing a collaborative Internet Exchange, or portal. Aspect believes its B2B eCommerce solutions can enable customers to reduce direct and indirect/Maintenance, Repair and Operations
(MRO) spending and to accelerate new product introductions. Over 180 of the world's 200 largest companies are all customers of Aspect.

   Aspect's decision support software, content, and data and consulting services, can reduce the cost of purchased parts and supplies, mission-critical MRO and plant equipment; speed time to market through multi-division design collaboration; and improve innovation and product quality through effective supplier collaboration.

Recent Developments

   In January 2000, the Company announced that it had signed a definitive agreement to acquire TACTech, Inc. Under the terms of the agreement, TACTech shareholders will receive approximately 450,000 shares of Aspect common stock in exchange for all the outstanding stock of TACTech. The signed definitive agreement, which is subject to the approval of TACTech's stockholders and certain other conditions, will be accounted for by Aspect as a purchase.

   On March 13, 2000, i2 Technologies, Inc. and the Company announced a definitive agreement to merge in a stock-for-stock transaction pursuant to which the stockholders of Aspect will receive 0.55 shares of i2 Technologies common stock for each share of Aspect common stock. The merger has been unanimously approved by the boards of directors of both companies and is subject to approval by stockholders of both companies and other regulatory approvals.

Customers

   Aspect's customers include more than 180 of the world's largest companies spanning multiple industries such as electronics/high technology, aerospace and defense, automotive, industrial equipment, energy, utilities, chemical/pharmaceutical and consumer packaged goods (CPG). Aspect's revenues in any period are substantially dependent upon a relatively small number of large sales, ranging from $1 million to $20 million. Aspect expects that this trend will continue for the foreseeable future. During the year ended December 31, 1999, Motorola and Cooper Industries accounted for 13.6% and 12.4% of total revenues, respectively.

Aspect Solutions

   Aspect offers three complementary and integrated solutions. Aspect's Enterprise solutions enable multiple organizations and divisions within a single business enterprise to collaborate on product development, sourcing and procurement and operations decisions. Aspect's Exchange solutions enable companies to quickly create or participate in B2B eCommerce exchanges with their strategic suppliers and trading partners. Aspect's Content solutions support both Aspect's Enterprise and Exchange solutions.

Aspect's Enterprise Solutions

   Large companies today typically have multiple autonomous divisions or subsidiaries engaged in designing, manufacturing and selling products to customers. Many have undergone significant mergers and acquisitions, further compounding organizational complexity. Invariably, a proliferation of suppliers, parts, components and materials occurs that is impossible to control without enterprise-wide decision support processes and standardized content on parts, components, materials and suppliers.

   Aspect's enterprise solutions for Component and Supplier Management (CSM) are designed to give companies the decision support software and content needed to streamline inbound supply and support collaboration among even the most independent divisions and subsidiaries, as well as the extended supplier base.

   By collaborating on design, procurement and operations decisions, and sharing standardized component and supplier content, Aspect's Enterprise solutions enable companies to:

  . Reduce the cost of production parts and supplies by leveraging purchases on fewer items from a smaller supplier base

  . Reduce the cost of mission-critical MRO and office supplies

  . Accelerate product innovation and time-to-market by increasing component and design re-use across the enterprise

  . Increase product quality by increasing usage of "preferred" components and suppliers

   The Aspect Enterprise solution suite includes:

  . eSource: Decision support for strategic sourcing across multiple divisions

  . eDesign: Decision support for strategic product development through the use of preferred parts, designs and suppliers

  . eOperate: Decision support for the management of mission-critical MRO

Aspect's eXchange Solutions

   The Internet has changed how companies do business with their suppliers and customers, and has opened up new ways to increase profits by collaborating with trading partners.

   Aggregation and collaboration deliver whole new types of benefits for trade exchange participants, where:

  . Multiple buyers aggregate their spend to lower prices

  . Buyers and sellers expand the size of their collaboration community for the design of new products

  . Sellers reduce their cost of sales while attracting new business

  . Exchange operators secure additional participants by delivering new forms of value

   Aspect eXchange Solutions include:

  . eMarket: a tactical decision support application for trading exchanges, portals and online marketplaces. eMarket automates online business-to-business trading decisions; enables multiple-company purchases of a broad range of commodities; and extends enterprise design solutions to incorporate larger numbers of design collaboration participants via Internet connectivity.

  . Aspect Content eXchange: a B2B content publishing, discovery, and distribution platform which manages the digital catalog content required to enable transactions and decision support for B2B eCommerce. Aspect Content eXchange integrates with leading B2B eCommerce platforms including those provided by Ariba ORMS, Commerce One, i2 TradeMatrix, Oracle and SAP. Also integrates with Aspect Development and Sourcing Enterprise solutions to increase the value delivered to Aspect's current customer base and leverage the exchange.

Aspect Content

   Aspect's Enterprise and eXchange solutions enable companies to make better choices about what parts, components and materials to use in production, what MRO and office supplies to use in daily operations, and which suppliers to buy from. However, to optimize these choices, companies must have comprehensive and comparable content data on products and suppliers.

   The Aspect Content eXchange platform allows sellers to publish their content once and make it available to multiple buyers on multiple trade exchanges. Aspect's custom content services enable buying organizations to create catalogs of "preferred" products and suppliers for use across their company. Finally, Aspect's eContent reference databases provide information on over 17 million items from thousands of suppliers worldwide.

   The Company's family of reference databases provides regularly updated information for components and supplies, component life cycle data, commodity suppliers, and indirect goods such as mission-critical MRO, plant equipment, office supplies and computer equipment. The company currently maintains information on more than 17 million products used by businesses today, and is aggressively expanding those databases through a variety of means, including direct sourcing from suppliers, searching from supplier sites, content acquisition, and the latest addition, Aspect's Content Network that enables suppliers to update information directly.

   Electronic Parts Reference Databases. Aspect's VIP (Very Important Parts) database contains over 9 million electronic, electro-mechanical and mechanical components available from more than 1000 manufacturers. The VIP reference databases include an index of search and select parameters that enables rapid component search, comparison and selection based on form, fit and function and other technical characteristics, as well as electronic versions of databooks and datasheets. VIP component reference databases provide broad, industry-wide coverage of component manufacturers, enabling users to rapidly access standardized component information at their desktops instead of searching manually through many different and often inconsistent paper databooks or web sites, or receiving information from one manufacturer at a time. The VIP component reference databases are organized by major device group, including integrated circuits and discrete semiconductors, passive components, and electromechanical components. The Company updates its VIP component reference databases daily and maintains the data on its content web site, AspectWeb.

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

   MRO Reference Databases. Aspect has two Maintenance and Repair Operations ("MRO") Reference databases, including MRO-Operations, and MRO-Business Essentials. The Company's MRO-Operations Reference database contains information on products from over 5,000 suppliers of operational management items, such as pipes, valves, fittings, solvents, cleansers, repair items and hardware. The Company is sourcing data for MRO-Operations from a variety of suppliers and publishers. MRO-Business Essentials contains standardized, organized information on over 95% of all commercially available office products. Manufacturer part numbers are cross-referenced to the part numbers used by the major suppliers of office products. MRO-Business Essentials provides standardized information on major commercial computer and office products and supplies, and is cross-referenced to part numbers used by the major suppliers. Information on office products in MRO-Business Essentials spans all standard office products and major office products distributors. MRO-Business Essentials also contains information on computer equipment, peripherals, and related supplies.

   Preferred Catalogs. Tailored reference databases for commercial off-the-shelf parts can be implemented in the form of a preferred catalog for customers, where a unique catalog is created reflecting the parts, commodities and suppliers that are preferred by each customer. The resulting catalogs are used by engineering for product development, by procurement for commodity management, and by manufacturing/operations to support such functions as requisitioning and plant maintenance. In cases where customers have unique or proprietary parts or specific suppliers to be cataloged, Aspect uses its powerful expertise in collecting, cleansing, migrating, enriching and publishing a variation of Preferred Catalogs called a Design Encyclopedia to contain the required custom parts, designs, assemblies or equipment spares information. This same preference management is used by Aspect's Exchange solution to enable Internet exchanges to offer customized views of content on the portal site.

   Aspect Standard Classification Scheme. All of Aspect's reference databases utilize Aspect's Standard Classification Scheme (analogous to a table of contents for products used by an industry), which defines the classification structure in which the part classes reside and the standard definitions of the search parameters, including names, descriptions, units of measure, allowable values and other criteria. Usage of this standard enables rapid search for needed products across disparate suppliers, automated RFP (request for proposal) and RFQ (request for quote) management, and spend aggregation.

Aspect Services

   The Company provides professional consulting and content services for its customers. Aspect is the world leader in e-commerce content services, which typically includes such tasks as legacy data migration, cleansing, and standardization and enrichment of existing customer and supplier data, as well the development of electronic catalogs.

   Aspect's business process services often partner with other professional consulting firms to assist the customer in implementing best practices for enterprise collaboration, inbound supply chain consolidation, design re-use and strategic sourcing, strategic product development and strategic plant management.

Customer Service and Support

   The Company's customer service and support organization provides customers with technical support, training, consulting and implementation services. All of the Company's current customers have software maintenance agreements with the Company that provide for one or more of the following services:

   Customer Education and Training. Aspect offers training courses designed to meet the needs of end users, data modeling, knowledge, and integration experts and system administrators. Aspect also trains customer personnel who in turn train end users in large global enterprise deployments. Training classes are provided at Aspect's offices in Mountain View, California; Boston, Massachusetts; London, England; Tokyo, Japan; and Bangalore, India. Aspect provides on-site training services upon request by customers at a higher cost. Fees for education and training services are in addition to and separate from the fees for software and content products and are typically charged either per student per class, or on a per diem basis.

   Software Maintenance and Support. Aspect offers telephone, e-mail and facsimile customer support through its central technical support staff at the Company's headquarters and regional support centers in North America, Europe, and Asia. Aspect also provides customers with product documentation, release notes, and on-line help that describe features in new products, known problems and workarounds, and application notes. Software product license fees do not cover maintenance. Each customer is entitled to receive certain software updates, maintenance releases and technical support for an annual fee based on a percentage of the price of the products under license to such customers. The annual subscription service fee for Aspect's content products covers all data updates and maintenance on an ongoing basis for the term of the subscription.

Infinite Supply

   Infinite Supply (IS) is a startup company launched by Aspect in the third quarter of 1999. Infinite Supply's mission is to be a leading global commerce services provider, providing content and application software services for B2B portals, marketplaces and exchanges (financial information of IS is incorporated in the Consolidated Statements of Operations). By acting as a content and commerce infrastructure conduit between buyers and suppliers, Infinite Supply becomes a "portal behind the portal"--showcasing the world's largest e-catalog with 10 million of the most purchased components from the top 6,500 manufacturers, in addition to direct material and custom e-catalogs.

   The IS infrastructure provides B2B connectivity between buyers and suppliers, via a host of B2B and data content management services, for any front-end customer facing vertical market portal.

   One of the key components of this functionality is Aspect's search engine eXplore.net. It not only allows buyers to search in all industry-accepted ways (part name, part number, by distributor, etc.), but it also breaks down the search results into categories (by product, by distributor, etc.). This allows buyers to pinpoint the exact products they want more easily and efficiently.

Sales and Marketing

   Aspect markets and sells its products and services primarily through a direct sales force based in Mountain View, California and in field sales offices in the North American metropolitan areas of Atlanta, Boston, Chicago, Cleveland, Dallas, Denver, Detroit, Houston, Indianapolis, Los Angeles, Minneapolis, Montreal, Naples, Nashua, Philadelphia, Toronto, and Washington D.C., and abroad in Zurich, London, Paris, Munich, Tokyo and Bangalore, India. As of December 31, 1999 the Company's sales and marketing organization consisted of 304 employees. To support its sales force, the Company conducts a number of marketing programs, which include public relations, advertising, senior executive industry conference events, telemarketing, seminars, direct mail, trade shows and customer advisory board meetings. Aspect's sales team includes persons performing strategic account management, applications, and consulting and business development roles. The Company also has worldwide strategic reselling agreements with i2, SAP, and Commerce One, a joint marketing and systems integrator agreement with Nihon Unisys, Ltd. (NUL) in Japan, and a sales representative agreement in South Korea with Advanced Technology of Engineering Systems Co., Ltd. ("ATE").

   The Company's near-term strategy is to continue its rapid expansion into the Internet Exchange market, leveraging its knowledge and expertise in collaborative commerce solutions for the enterprise. Aspect has organized its sales force to target companies in the leading vertical markets including the leading companies in the high tech, industrial, aerospace & defense, energy, chemical, pharmaceutical, consumer packaged goods and related industries, and to explore additional sales opportunities among its current customer base. The direct sales force is responsible for joint sales efforts and management of multiple channels. The 1999 geographic sales breakdown was (in thousands):
North America $84,324 or 88.6%, Europe $8,180 or 8.6% and Asia $2,641 or 2.8%
for a total of $95,145.

   International sales accounted for 11.4%, 12.9%, and 17.0% of total revenues in 1999, 1998, and 1997 respectively. In addition, although the Company records revenues based on the billing location, certain domestic billings include licenses that may be deployed by customers or resold through indirect channels into international locations. Aspect has invested over the last year in increasing its presence in the European and Asian markets, and intends to continue to expand its direct sales and marketing activities worldwide, which will require significant management attention and financial resources.

   The Company has committed, and continues to commit, significant time and financial resources to developing international sales and support channels. There are a number of risks inherent in the Company's international business activities, including unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, potentially adverse tax consequences, currency fluctuations, repatriation of earnings and the burdens of complying with a wide variety of foreign laws. In addition, revenues of the Company earned in various countries where the Company does business may be subject to taxation by more than one jurisdiction, thereby adversely affecting the Company's earnings. There can be no assurance that such factors will not have an adverse effect on the revenues from the Company's future international sales and, consequently, the Company's business, financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   The Company generally ships its products within a short period of time after execution of a license. As a result, the Company typically does not have a material backlog of unfilled license orders at any given time, and the Company does not consider backlog to be a meaningful indicator of future performance.

Strategic Alliance Partners

   The Company believes that in order to provide comprehensive B2B e-commerce solutions, it will be necessary to develop, maintain and enhance close alliances with vendors of software, and professional services. In addition to the strategic reselling agreements with i2, Ariba and Commerce One, the Company has established marketing, integration and strategic alliances with a number of major vendors, including IBM, HP, EDTN, Arrow Electronics, Dun & Bradstreet, SDRC/Metaphase Technology, Inc., Oracle, as well as relationships with a number of the leading consulting groups.

Research and Development

   The Company has committed, and expects to continue to commit in the future, substantial resources to product development. Research and development efforts are directed at increasing product functionality and solution modules, improving product performance and expanding the capabilities of the products to interoperate with third-party software. The Company originally introduced its CIS software in 1992 and introduced commercial availability of the next generation Explore client/server software and its VIP content databases in 1995. The Company has regularly released new products and enhancements to existing products. Although the Company expects that certain of its new products will be developed internally, the Company may, based on timing and cost considerations, acquire technology and products from third parties.

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

   The Company's future success will depend in part upon its ability to enhance its current products and to develop and introduce new products on a timely basis that keeps pace with technological developments, emerging industry standards and the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing or marketing product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or that its new products or product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products or enhancements, the Company's business, financial condition and results of operations could be materially adversely affected.

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

   As of December 31, 1999, the Company's research and development organization consisted of 457 full time employees, 329 of whom are employed by the Company's facility at Bangalore, India. During 1999, 1998 and 1997, research and development expenses were approximately $20.1 million, $15.9 million, and $11.2 million, respectively.

Competition

   The market for the Company's products is competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company's products are targeted at the emerging market for open, client/server software, content databases and services solutions, and many of the Company's competitors offer software or content to address this market. Among the Company's principal competitors is Parametric Technology Corporation (PTC), which has expanded its product vision to include Component and Supplier Management (CSM). Further, the Company currently faces indirect competition from third-party professional service organizations and internal information systems and computer-aided design departments of potential customers that develop custom internal software.

   In the future, because there are relatively low barriers to entry in the software industry, the Company could experience additional competition from other established or emerging companies as the Internet application software market continues to develop and expand. In particular, ERP vendors, PDM vendors, Supply Chain Management vendors or professional service providers may enter the Company's market with competitive products. As the Company expands into Internet-based or other forms of product delivery, it may encounter additional competition from its existing competitors and other established or emerging companies. While the Company believes that it has a significant market advantage with its combination of software, content and services, with the compilation of content and a significant barrier to entry, there can be no guarantee of future success. Many of these potential competitors have well-established relationships with the Company's current and potential customers, have extensive knowledge of Internet technology, better name recognition and significantly greater financial, technical, sales, marketing and other resources and are capable of offering single vendor solutions which span multiple industries. It is also possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that competition will increase as a result of software industry consolidations. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products.

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

   The Company believes that, to compete effectively, it must continue to provide comprehensive software and integrated content products, openness, scalability, ability to integrate with third-party products, functionality, adaptability, ease of use, product reputation, quality, performance, price, customer service and support, effectiveness of sales and marketing efforts and company reputation. Although the Company believes that it currently competes favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with greater financial, marketing, service, support, technical and other resources than the Company.

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

Employees

   As of December 31, 1999, the Company employed 837 persons, of whom 382 were based in the United States and 455 were based in India and other foreign countries. Of the total, 304 were engaged in sales and marketing, 457 in product development and technical support, and 71 in finance and administration. None of the Company's employees is represented by a labor union with respect to his or her employment by the Company. The Company has experienced no organized work stoppages and believes its relationships with its employees are good. The Company believes that its future success will also depend to a significant extent upon its ability to attract, train and retain highly skilled technical, management, sales, marketing and consulting personnel. Competition for such personnel in the computer software industry in both the United States and India is intense. The Company has, from time to time, experienced difficulty in locating candidates with appropriate qualifications. There can be no assurance that the Company will be successful in attracting or retaining such personnel and the failure to attract or retain such personnel could have a material adverse effect on the Company's business or results of operations.

ITEM 2. PROPERTIES.

   The Company's principal administrative, sales, marketing, support and software research and development facility is located in approximately 64,000 square feet of space in Mountain View, California. This facility is leased to the Company through May 2004. The Company also leases facilities of approximately 25,000 square feet of space in Nashua, New Hampshire and approximately 53,000 square feet of space in three locations in Bangalore, India. The Nashua facility is leased to the Company through August 2002. The Bangalore facilities are occupied under leases, which expire in 2000 through 2007. In addition, the Company maintains sales and support offices in the metropolitan areas of Atlanta, Boston, Boulder, Chicago, Cleveland, Dallas, Detroit, Houston, Indianapolis, Los Angeles, Minneapolis, Montreal, Naples, Philadelphia, Toronto, Washington D.C., London, Munich, Paris, and Tokyo. The Company believes that its current facilities are adequate for its needs through the end of 2000, and that, should it be needed, suitable additional or alternative space will be available in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS.

   In the ordinary course of business, the Company may be involved in legal proceedings. As of the date hereof, to the Company's knowledge there are no material proceedings in which the Company is involved or litigation pending against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Price of Common Stock and Dividend Policy

   The Company's common stock has been traded on the Nasdaq National Market since May 1996. According to the Company's transfer agent, the Company had approximately 194 stockholders of record as of February 29, 2000. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the low and high closing sale prices of the Company's common stock in each of the fiscal quarters during 1998 and 1999.

                                                                   High   Low
                                                                  ------ ------
   Year ended December 31, 1998
    First quarter................................................ $13.72 $10.57
    Second quarter...............................................  19.03  13.28
    Third quarter................................................  21.28  14.28
    Fourth quarter...............................................  22.16   8.88

   Year ended December 31, 1999
    First quarter................................................ $20.50 $11.35
    Second quarter...............................................  11.21   3.28
    Third quarter................................................  13.00   7.50
    Fourth quarter...............................................  34.25  12.63

   Prices have been adjusted as necessary to reflect the two-for-one stock splits declared in August 1998 and in February 2000.

   The Company's policy has been to reinvest earnings to fund future growth. Accordingly, the Company has not paid dividends and does not anticipate declaring dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

   The following selected consolidated financial data is qualified by reference to and should be read in conjunction with the consolidated financial statements and related notes thereto and the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this report.

   The information in the tables below represents Consolidated Statements of Operations and Consolidated Balance Sheet Data, including the results of Cadis, Inc. ("Cadis") which was acquired in 1997 in a transaction accounted for as a pooling of interest, for all periods.

                                    1999     1998     1997     1996     1995
                                   -------  -------  -------  -------  -------
                                       (in thousands, except per share
                                                  amounts)
Consolidated Statements of
 Operations
Revenues:
 Licenses........................  $52,440  $51,132  $26,892  $16,043  $ 8,123
 Subscription and maintenance....   24,514   17,509   13,594    9,392    5,141
 Service and other...............   18,191   17,724    9,443    5,023    2,299
                                   -------  -------  -------  -------  -------
   Total revenues................   95,145   86,365   49,929   30,458   15,563
                                   -------  -------  -------  -------  -------

Cost of revenues:
 Licenses........................    1,152    1,419      346      612      298
 Subscription and maintenance....    5,278    3,737    2,676    1,206    1,142
 Service and other...............    9,120    6,400    5,027    2,689    1,291
                                   -------  -------  -------  -------  -------
   Total cost of revenues........   15,550   11,556    8,049    4,507    2,731
                                   -------  -------  -------  -------  -------
Gross profit.....................   79,595   74,809   41,880   25,951   12,832

Operating expenses:
 Research and development........   20,061   15,882   11,213    8,762    6,031
 Sales and marketing.............   44,625   33,246   26,730   13,540    7,128
 General and administrative......   11,136    7,909    5,304    4,030    2,253
 Costs incurred in merger........      --       --     4,312      --       --
                                   -------  -------  -------  -------  -------
   Total operating expenses......   75,822   57,037   47,559   26,332   15,412
                                   -------  -------  -------  -------  -------
Net income (loss) before interest
 and taxes.......................    3,773   17,772   (5,679)    (381)  (2,580)
Interest and other income........    6,872    3,526    3,066    1,805      268
Interest and other expense.......     (634)    (751)    (665)    (209)     (83)
                                   -------  -------  -------  -------  -------
Net income (loss) before taxes...   10,011   20,547   (3,278)   1,215   (2,395)
Taxes............................    2,212    4,522    1,593      330      150
                                   -------  -------  -------  -------  -------
Net income (loss)................  $ 7,799  $16,025  $(4,871) $   885  $(2,545)
                                   =======  =======  =======  =======  =======
Net income (loss) per share--
 basic...........................  $  0.13  $  0.27  $ (0.09) $  0.02  $ (0.07)
                                   =======  =======  =======  =======  =======
Net income (loss) per share--
 diluted.........................  $  0.12  $  0.24  $ (0.09) $  0.02  $ (0.07)
                                   =======  =======  =======  =======  =======
Number of shares used in
 computing per share amounts--
 basic...........................   58,726   59,862   55,268   48,020   36,100
                                   =======  =======  =======  =======  =======
Number of shares used in
 computing per share amounts--
 diluted.........................   66,180   66,300   55,268   55,020   36,100
                                   =======  =======  =======  =======  =======

                                                As of December 31,
                                     -----------------------------------------
                                       1999     1998    1997    1996    1995
                                     -------- -------- ------- ------- -------
                                                  (in thousands)
Consolidated Balance Sheet Data
Cash and short-term investments..... $ 76,204 $ 81,473 $55,056 $57,831 $ 6,095
Working capital..................... $ 83,672 $ 79,438 $48,521 $56,440 $ 3,927
Total assets........................ $135,904 $114,782 $81,720 $73,273 $14,159
Long-term obligations, less current
 portion............................ $    --  $    --  $    11 $ 2,365 $ 2,620
Stockholders' equity................ $ 98,779 $ 88,840 $58,574 $58,746 $ 3,855

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   The Company is the leading global provider of collaborative solutions for business-to-business (B2B) eCommerce and inbound supply management. The Company was incorporated in 1990 and was in the development stage, engaging primarily in research and development, until 1992. In 1992, the Company commenced shipment of its first generation component and supplier management software product, CIS 1.0. The Company's second generation CSM software product, Explore, first became generally commercially available in the second quarter of 1995. In 1993, the Company began development of component reference content products, and its first internally developed reference content products, VIP, became generally commercially available in the second quarter of 1995.

   In November 1997, the Company acquired Cadis Inc., a developer of CSM solutions. In the acquisition, the Company issued approximately 1.4 million shares of its Common Stock in exchange for all of the outstanding capital stock and options of Cadis. The acquisition was accounted for as a pooling of interests, and the financial statements of the Company and the information herein have been restated to include the results of Cadis for all periods.

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

   On March 13, 2000, i2 Technologies, Inc. and the Company announced a definitive agreement to merge in a stock-for-stock transaction pursuant to which the stockholders of Aspect will receive 0.55 shares of i2 Technologies common stock for each share of Aspect common stock. The merger has been unanimously approved by the boards of directors of both companies and is subject to approval by the stockholders of both companies and other regulatory approvals.

   Licenses of the Company's decision support software and reference data products have historically accounted for the substantial majority of the Company's revenues, and the Company anticipates that this will continue for the foreseeable future. Accordingly, any decline in the demand for or market acceptance of the Company's software or reference data products would have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company has experienced significant revenue growth in recent periods, there can be no assurance that the Company will sustain such growth in revenues or that the Company will sustain profitability in the future on a quarterly or an annual basis. A significant portion of the Company's revenues has historically been derived from relatively large sales to a limited number of customers, and the Company expects that this trend will continue for the foreseeable future. The licensing of the Company's decision support software and reference data products generally requires the Company to engage in a sales cycle of six to twelve months or longer, during which the Company typically provides a significant level of education to prospective customers regarding the use and benefits of the Company's products. In addition, the implementation of the Company's standard products typically involves a significant commitment of resources by its customers over an extended period of time and is commonly associated with reengineering of product development and business processes. For these reasons, sales and customer implementation cycles are subject to delays over which the Company may have little or no control. Accordingly, any delay in the sale or customer implementation of a larger license or a number of smaller licenses would have a material adverse effect on the Company's business, financial condition or results of operations and cause the Company's operating results to vary significantly from quarter to quarter.

   The Company's revenues consist of license revenues, subscription and maintenance revenues and service and other revenues. License revenues are comprised principally of perpetual license fees for the Company's decision support software products. Subscription and maintenance revenues are comprised principally of annual subscription and maintenance fees for the Company's products, including its Aspect eXplore decision support software and its family of reference content databases. Service and other revenues are comprised principally of fees for consulting, development and training services performed by the Company. The Company recognizes revenues in accordance with American Institute of Certified Public Accountants (the "AICPA") Statement of Position ("SOP") 97-2 on Software Revenue Recognition, and related interpretations. License revenues are recognized as revenue after execution of a license agreement or receipt of a definitive purchase order, shipment of the product has occurred, vendor specific objective evidence exists to allocate the fee from the arrangement between delivered and undelivered elements, and collection of the resulting receivables is deemed probable. For arrangements involving multiple products and services, the entire arrangement is allocated among the elements based on each element's relative value. Product returns and sales allowances (which were not significant through December 31, 1999) are estimated and provided for at the time of sale. When delivery involves significant installation obligations at multiple sites, revenues are recognized on a per-site basis upon completion of installation.

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

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company will be required to adopt SFAS No. 133 in fiscal 2001 in accordance with SFAS No. 137, which delays the required implementation of SFAS No. 133 for one year. This Statement will not have a material impact on the financial condition or results of the operations of the Company.

   In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position
(SOP) 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition,"' which defers for one year the application of provisions in SOP 97-2 which limit what is considered vendor specific objective evidence of the fair value of the various elements in a multiple element arrangement. All other provisions of SOP 97-2 remain in effect. This SOP was effective as of June 30, 1998. In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition,' With Respect to Certain Transactions," which amends paragraphs 11 and 12 of SOP 97-2, Software Revenue Recognition, to require recognition of revenue using the "residual value method" under certain conditions. Effective December 15, 1998, SOP 98-9 amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition,"' to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of this SOP are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company does not anticipate that these statements will have a material adverse impact on its statement of operations.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company will adopt SAB 101 as required in the second quarter of 2000. Management does not expect the adoption of SAB101 to have a material effect on the financial position or results of the operations of the Company.

Significant Segment Information

   The Company derived approximately 8.6%, 9.7% and 14.9% of its revenues from its European operations in 1999, 1998 and 1997, respectively. The Company generated income (losses) before interest and taxes of (3.3)%, 36.3% and 47.2% on those revenues in each of the years listed. The Company generated 12.9% of operating income from its North American operations in 1999, and 23.5% in 1998 while incurring losses of 22.5% in 1997 (See Note 7 of the Notes to Consolidated Financial Statements). This apparent disparity is due to the fact that in those years most of the Company's research and development, sales and marketing and general and administrative costs were allocated to the Company's operations in North America. In addition, the 1997 North American results include expenses of approximately $4.3 million associated with the acquisition of Cadis. Management expects this concentration of research and development costs and other infrastructure expenses in North America to become less significant in the future as more operational functions are organized and developed in the countries in which the Company sells its products and as the Company continues to expand its sales efforts in foreign markets.

Results of Operations

   The following tables set forth certain operating data, expressed as a percentage of total revenues, for each of the years ended December 31, 1999, 1998 and 1997 for the Company on a consolidated basis.

                                                           1999   1998   1997
                                                           -----  -----  -----
Consolidated Statements of Operations
Revenues:
 Licenses.................................................  55.1%  59.2%  53.9 %
 Subscription and maintenance.............................  25.8   20.3   27.2
 Service and other........................................  19.1   20.5   18.9
                                                           -----  -----  -----
   Total revenues......................................... 100.0  100.0  100.0
                                                           -----  -----  -----
Cost of revenues:
 Licenses.................................................   1.2    1.7    0.7
 Subscription and maintenance.............................   5.5    4.3    5.3
 Service and other........................................   9.6    7.4   10.1
                                                           -----  -----  -----
   Total cost of revenues.................................  16.3   13.4   16.1
                                                           -----  -----  -----
Gross margin..............................................  83.7   86.6   83.9
                                                           -----  -----  -----
Operating expenses:
 Research and development.................................  21.1   18.4   22.5
 Sales and marketing......................................  46.9   38.5   53.6
 General and administrative...............................  11.7    9.1   10.6
 Merger costs.............................................   --     --     8.6
                                                           -----  -----  -----
   Total operating expenses...............................  79.7   66.0   95.3
                                                           -----  -----  -----
Operating income (loss)...................................   4.0   20.6  (11.4)
Interest and other income.................................   6.6    3.9    6.1
Interest and other expense................................  (0.1)  (0.7)  (1.3)
Income (loss) before income taxes.........................  10.5   23.8   (6.6)
Provision for income taxes................................   2.3    5.2    3.2
                                                           -----  -----  -----
Net income (loss).........................................   8.2%  18.6%  (9.8)%
                                                           =====  =====  =====

Revenues

   License Revenues. License revenues were $52.4 million, $51.0 million and $26.9 million in 1999, 1998 and 1997, respectively. These increases in revenues were due primarily to the growing market acceptance of the Company's products and an increased emphasis on marketing the Company's products. Also contributing to the revenue increases were higher average selling prices of the eXplore decision support software and family of reference content databases compared to the CIS products.

   Subscription and Maintenance Revenues. Subscription and maintenance revenues were $24.5 million in 1999, compared to $17.5 million in 1998 and $13.6 million in 1997. The increases in subscription and maintenance revenues during these years were principally due to the increased acceptance of the Company's family of reference databases and the increased base of customers entering into subscription and maintenance contracts.

   Service and Other Revenues. Service and other revenues consist primarily of professional services, and training and education. Service and other revenues were $18.2 million, $17.7 million, and $9.4 million in 1999, 1998 and 1997, respectively. This growth in revenue was primarily due to the increased number and size of consulting contracts and management's continuing recognition of the need to offer superior service support to the Company's customers in order to enhance the market's acceptance of the Company's products.

   International sales were $10.8 million, $11.1 million and $8.5 million in 1999, 1998 and 1997, respectively, representing 11.4%, 12.9% and 17.0% of total revenues, respectively, in each year. The decreasing international percentages of total revenue are attributable to faster comparative growth of new sales and expansion sales in North America. The Company intends to continue to expand its international operations and to enter additional international markets. The Company currently maintains foreign sales offices in the United Kingdom, France, Germany, Japan, Canada, and has sales representative agreements with Advanced Technology of Engineering Systems Co., Ltd. ("ATE") in South Korea, a joint marketing/systems integrator agreement with Nihon Unisys Ltd. ("NUL") in Japan, marketing relationships with large professional services organizations, and worldwide strategic reselling agreements with SAP and Baan. In addition, although the Company records revenues based on the billing location, certain domestic billings include licenses that may be deployed by customers or resold by indirect channel partners into international locations. International sales are denominated and collected in both U.S. and foreign currency. Accordingly, a portion of the Company's international revenues are subject to foreign currency fluctuation risks. In those jurisdictions in which the Company's sales are denominated in foreign currency, fluctuations in such currencies could adversely affect the profitability of sales made in such jurisdictions and, therefore, materially adversely affect the Company's business, financial condition and results of operations. Further, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets in which the Company's sales are denominated in U.S. dollars. To a limited extent, the Company has engaged in some insignificant foreign currency hedging activities to offset the potential risks mentioned above. This hedging activity has not had a material effect on the financial statements and no hedging contracts remained open at December 31, 1999. If considered appropriate, the Company will enter into hedging contracts in the future.

   Adoption of the Euro Presents Uncertainties. In January 1999, the new "Euro" currency was introduced in certain European countries that are part of the European Monetary Union ("EMU"). During 2002, all EMU countries are expected to be operating with the Euro as their single currency. A significant amount of uncertainty exists as to the effect the Euro will have on the marketplace in general and, additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the Euro currency. We are currently assessing the effect the introduction of the Euro will have on our internal accounting systems and the sales of our products. We are not aware of any material operational issues or costs associated with preparing our internal systems for the Euro. However, we do utilize third-party vendor equipment and software products that may or may not be EMU compliant. Although we are currently taking steps to address the impact, if any, of EMU compliance for such third-party products, the failure of any critical components to operate properly post-Euro may have an adverse effect on the business or results of operations of our Company or require us to incur expenses to remedy such problems.

Cost of Revenues

   Cost of License Revenues. Cost of license revenues consists primarily of license fees and royalties paid to third-party vendors, primarily Oracle, and shipping expenses. Cost of license revenues was $1.2 million, $1.4 million and $0.3 million in 1999, 1998 and 1997, respectively, representing 2.2%, 2.8% and 1.3%, respectively, of the related license revenues for each of those years. The decrease from 1998 to 1999 occurred because more customers already owned Oracle or other relational database software, and as a result, the Company was not obligated to obtain the product for them. The increase as a percentage of revenues from 1997 to 1998 was primarily due to the addition of third-party vendors' products licensed in conjunction with Aspect's products. Because all development costs incurred in the research and development of products and enhancements to existing software products have been expensed as incurred, cost of licenses includes no amortization of capitalized software development costs. See Note 1 of Notes to Consolidated Financial Statements.

   Cost of Subscription and Maintenance Revenues. Cost of subscription and maintenance revenues consist primarily of license fees and royalties paid to third-party vendors and personnel-related costs incurred in providing centralized telephone support and related technical support to customers. Cost of subscription and maintenance revenues was $5.3 million, $3.7 million and $2.7 million, in 1999, 1998 and 1997, respectively, representing 21.5%, 21.3% and 19.7%, respectively, of related subscription and maintenance revenues for each year. The increase from 1997 to 1999 is primarily due to the Company's high level of interest in continued customer support and the resulting increase in facilities and employees for this segment.

   Cost of Service and Other Revenues. Cost of service and other revenues consist primarily of personnel-related costs incurred in providing consulting services, development services and training to customers. Cost of service and other revenues was $9.1 million, $6.4 million and $5.0 million, in 1999, 1998 and 1997, respectively, representing 50.1%, 36.1% and 53.2%, respectively, of related service and other revenues for each year. The increase in absolute dollars in each of the years presented is due to an increase in the number and size of consulting contracts. The increase from 1998 to 1999 as a percent of total revenues was primarily due to an increase in staffing and associated expenses.

Gross Profit

   Gross profit was $79.6 million, $74.8 million and $41.9 million in 1999, 1998 and 1997, respectively, representing 83.7%, 86.6% and 83.9%, respectively, of total revenues for each year. The increase in absolute dollars in each of the years presented was primarily the result of increased levels of revenue each year and the allocation of costs over a larger customer base. Gross profits may decrease as a percentage of total revenues in the future as services and other revenues, which generally have lower gross margins than the Company's license revenues, increase as a percentage of total revenues, as well as due to an increase in royalties due for data in its subscription products sourced through other third-party companies.

Operating Expenses

   Research and development. Research and development expenses consist primarily of engineering personnel costs. Research and development expenses for 1999, 1998 and 1997 were $20.1 million, $15.9 million and $11.2 million, respectively, representing 21.1%, 18.4% and 22.5% of total revenues, respectively. The increases in research and development expenses in absolute dollars for each of the years presented were primarily due to increased staffing and associated support for technical staff and the use of consultants and outside service providers required to develop and enhance the Company's products. The reduction as a percentage of revenue from 1997 to 1998 is due to revenues increasing at a higher rate than research and development expenses. The Company believes that a significant level of research and development expenses will be required in order to be competitive in the future. Accordingly, the Company expects research and development expenses to increase in absolute dollars while remaining approximately level or decreasing as a percent of total revenues.

   Sales and marketing. Sales and marketing expenses include expenditures for salaries, commissions, advertising, travel, trade shows, public relations and other selling and marketing-related expenses. Sales and marketing expenses for 1999, 1998 and 1997 were $44.6 million, $33.2 million and $26.7 million, respectively, representing 46.9%, 38.5%, and 53.6% of total revenues, respectively. The increases in sales and marketing expenses in absolute dollars were primarily due to the addition of sales and marketing personnel and increased marketing activities, including trade shows and promotional expenses and substantial growth in international sales and marketing channels. The Company believes that such expenses will increase in dollar amounts and may increase as a percentage of total revenues in the future as the Company expands its sales and marketing staff and enters new markets worldwide.

   General and administrative. General and administrative expenses include personnel costs for administration, finance, human resources and general management, legal and accounting expenses and other professional services. General and administrative expenses for 1999, 1998 and 1997 were $11.1 million, $7.9 million and $5.3 million, respectively, representing 11.7%, 9.1% and 10.6% of total revenues, respectively. The increases in general and administrative expenses in absolute dollars were primarily due to increased staffing and associated expenses necessary to manage and support the Company's growth. The Company believes that its general and administrative expenses will increase in absolute dollars in the future as the Company expands its staffing to manage and support the Company's growth.

   Merger costs. During 1997, the costs associated with the acquisition of Cadis were approximately $4.3 million, including $0.9 million in consulting fees to financial advisors, $0.7 million for legal and other professional fees, $0.7 million for personnel severance and outplacement expenses and $0.6 million for facilities consolidation expense. Of the merger expenses, a total of approximately $2.9 million was accrued at December 31, 1997. This amount was paid during 1998. The Company may incur similar expenses should management determine that further acquisitions are strategically important to the Company's future growth.

Interest and Other Income

   The Company's interest and other income for 1999, 1998 and 1997 was $6.9 million, $3.5 million and $3.1 million, respectively. Interest and other income consists primarily of interest income earned on the Company's cash and cash equivalents, short-term investments, and foreign exchange gains and losses. The increase in interest and other income from 1998 to 1999 was primarily due to a one-time gain of approximately $3 million from the sale of a partial interest in the ChipCenter joint venture, which was recorded in the first quarter of fiscal 1999. See Note 6 of Notes to Consolidated Financial Statements.

Interest and Other Expense

   Interest and other expense was $0.6 million, $0.8 million and $0.7 million in 1999, 1998 and 1997, respectively, which primarily represents charges to record the Company's proportionate share of losses in the ChipCenter joint venture.

Provision for Income Taxes

   The Company's provision for income taxes was $2.2 million in 1999, $4.5 million in 1998, and $1.6 million in 1997. The decrease in the provision in 1999 compared to 1998 was primarily due to decreased income generated by the Company. The increase in the provision in 1998 compared to 1997 was primarily due to increased income generated by the Company (excluding the acquisition of Cadis) and the Company's limitation in use of Cadis net operating loss carryforwards or its losses generated in 1998. As of December 31, 1999, the Company had federal, state and foreign net operating loss carryforwards of approximately $46.8 million. The Company also had federal and state research and development tax credit carryforwards of approximately $4.9 million. The net operating loss carryforwards and credits will expire in 2007 through 2019, if not utilized sooner. Utilization of the net operating losses and credits will be subject to a substantial annual limitation for losses previously incurred by Cadis and obtained by the Company in the acquisition and merger (as described in Note 2 to the Consolidated Financial Statements) due to the ownership change limitations provided by the

Internal Revenue Code of 1986 and similar state provisions. Net operating losses and credits related to Aspect may also be subject to a substantial limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Due to the uncertainty of their realization, management has substantially offset the deferred tax asset resulting from net operating loss and credit carryforwards with a valuation allowance.

Liquidity and Capital Resources

   The Company has historically financed its operations and met its capital expenditure requirements primarily through cash flows from operations. Net cash provided by operations was $7.9 million, $21.4 million and $3.2 million in 1999, 1998 and 1997, respectively. Operating cash flows decreased in 1999 as compared to 1998 primarily due to a decrease in net income, an increase in accounts receivable and prepaid expenses and other current assets, partially offset by an increase in other accrued liabilities. Operating cash flows increased in 1998 as compared to 1997 primarily due to an increase in net income, accrued bonuses and commissions, and other accrued liabilities, partially offset by a decrease in accrued merger costs and an increase in accounts receivable.

   In 1999 and 1998, the Company's investing activities consisted primarily of purchases of property and equipment. During these years, the Company used $7.2 million and $5.5 million, respectively, of cash to purchase property and equipment, primarily for personal computers and for furniture and other office equipment. The Company expects that the rate of purchases of property and equipment will increase as the Company's employee base grows. As of December 31, 1999, the Company's principal commitments consisted primarily of operating leases for office facilities. See Note 3 of Notes to Consolidated Financial Statements.

   Net cash (used in) provided by financing activities was $(4.9) million, $10.1 million, and $2.0 million in 1999, 1998 and 1997, respectively. Financing cash flows decreased in 1999 as compared to 1998 primarily due to the repurchase of the Company's common stock in Q2, 1999 totaling $20.6 million, partially offset by net proceeds received by the Company upon the exercise of stock options by its employees. Financing cash flows increased in 1998 as compared to 1997 primarily due to an increase in net proceeds received by the Company upon the exercise of stock options by its employees.

   To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. The Company has invested its cash in excess of current operating requirements in investment grade securities. The investments have variable and fixed interest rates and primarily short-term maturities. In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" such investments are classified as "available for sale."

   At December 31, 1999, the Company had a total of $76.2 million in cash and short-term investments. This was composed of $28.9 million in cash and cash equivalents and $47.3 million in short-term investments. At December 31, 1999, the Company had $83.7 million of working capital.

   The Company believes that its current cash and cash equivalent balances, short-term investment balances, and the cash flows generated from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent that the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash. Consequently, any such growth may require the Company to obtain additional equity or debt financing. In addition, although there are no present understandings, commitments or agreements with respect to any acquisition of other businesses (other than the TACTech acquisition as discussed in Note 9 to the Consolidated Financial Statements), products or technologies, the Company from time to time evaluates potential acquisitions of businesses, products and technologies and may in the future require additional equity or debt financing to consummate such potential acquisitions. There can be no assurance that such financing will be available on acceptable terms, if at all.

Impact of the Year 2000

   Like many other companies, Aspect is subject to risks from the Year 2000 ("Y2K") computer issue. The Company has a Y2K internal task force which has been determining the impact of the Y2K issues related to the Company's products (which include third-party databases embedded in the Company's products), internal computer and information systems, office equipment, customers' internal management systems, and third-party suppliers. During 1999, the Company retained a consultant to evaluate internal systems compliance with Y2K. The Company has tested its products and has determined that all of the Company's supported products are Y2K compliant, with the exception of certain older versions of software for which upgrades are available. The Company has completed the process of obtaining questionnaires or certificates of compliance from significant third-party vendors as to their Y2K compliance. All critical path vendors have indicated they are Y2K compliant.

   The costs to address the Y2K compliance issues to date have been minimal and have been financed through operating cash flow. The Company has determined that the total estimated cost of the Y2K compliance program was not material. These costs did not include internal resource costs or the costs of software and systems that have been replaced or upgraded in the normal course of business. There can be no assurance that additional costs will not be incurred after December 31, 1999, or that any corrective actions necessary to achieve Y2K compliance after December 31, 1999 will be successful or completed in a timely manner. See "Risk Factors." The Company will continue to expend appropriate resources to address this issue on a timely basis.

   The Company believes that Y2K issues may affect the purchasing patterns of customers and potential customers in a variety of ways. Many companies have expended significant resources to correct, patch or replace their current software systems to achieve Y2K compliance. These expenditures may result in reduced funds available to purchase products such as those offered by the Company. Any of the foregoing could result in a material adverse effect on the Company's business, operating results and financial condition.

   The Company believes that it has completed its Y2K compliance efforts. Contingency plans have been developed in the event that the Company, its key customers or its key suppliers are not Y2K compliant, and such noncompliance would have a material adverse impact on the Company's operations.

Risk Factors

   The Company announced on March 13, 2000 that it had entered into a merger agreement with i2 Technologies pursuant to which its stockholders will receive
0.55 shares of i2 common stock for each outstanding share of the Company's common stock. Since the Company may terminate the agreement only in very limited circumstances and the exchange ratio is not subject to adjustment, the Company's stock price will be affected by changes in the i2 stock price. Accordingly, the Company's stockholders are subject to the risk of downward movement in the Company's stock price as a result of adverse developments in i2's business. Moreover, if for any reason the Company is unable to complete the merger with i2, the price of the Company's stock may be adversely affected.

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

   The Company's business has experienced and is expected to continue to experience seasonality, in part due to customer buying patterns and the Company's expense patterns. In recent years, the Company has generally had stronger demand for its products during the quarter ending December 31 and has incurred higher personnel costs in the quarters ending March 31 and June 30. The Company believes that these patterns will continue for the foreseeable future.

   Licenses of the Company's decision support software have historically accounted for the substantial majority of the Company's revenues, and the Company anticipates that this trend will continue for the foreseeable future. The Company generally ships its products within a short period of time after execution of a license agreement. As a result, the Company typically does not have a material backlog of unfilled license orders, and revenues in any quarter are substantially dependent on license revenues recognized in that quarter. The Company's expense levels are based, in part, on its expectations as to future revenues and to a large extent are fixed in the short term. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues, and any significant shortfall of demand in relation to the Company's expectations or any material delay of customer orders would have an almost immediate material adverse effect on the Company's business, financial condition or results of operations. As a result, it is likely that in some future period the Company's results of operations could fail to meet the expectations of public market analysts or investors. In such event, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to the Company's business, the price of the Company's common stock would likely drop significantly.

   The licensing of the Company's decision support software and reference data products generally requires the Company to engage in a sales cycle lasting six to twelve months or longer, during which the Company typically provides a significant level of education to prospective customers regarding the use and benefits of the Company's products. The combination of products sold may also reach a price level (over a million dollars) that requires approval from senior management of the buying company, potentially including approval from the CEO. In addition, the implementation of the Company's standard products typically involves a significant commitment of resources by its customers over an extended period of time and is commonly associated with reengineering of product development and business processes. For these reasons, sales and customer implementation cycles are subject to delays over which the Company may have little or no control. Any delay in the sale or customer implementation of a larger license or a number of smaller licenses would have a material adverse effect on the Company's business, financial condition or results of operations and cause the Company's operating results to vary significantly from quarter to quarter.

   The Company currently derives substantially all of its revenues from the licensing of its decision support software and family of reference content databases and fees from related services. These products and services are expected to continue to account for substantially all of the Company's revenues for the foreseeable future. While the Company believes that to date its customers have not experienced significant problems with such products, if the Company's customers were to do so in the future or if they were dissatisfied with product functionality or performance, the Company's business, financial condition or results of operations could be materially adversely affected.

   There can be no assurance that the Company's products will achieve broader market acceptance or that the Company will be successful in marketing its products or enhancements thereto. In the event that the Company's current or future competitors release new products that have more advanced features, offer better performance or are more price competitive than the Company's products, demand for the Company's products would decline. A decline in demand for, or market acceptance of, the software or the reference content databases as a result of competition, technological change, evolution of the Internet or other factors would have a material adverse effect on the Company's business, financial condition or results of operations.

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

   Although the Company believes that all of its current products record, store, process, calculate and present calendar dates falling on or after (and if applicable, spans of time including) January 1, 2000, and will calculate any information dependent on or relating to such dates in the same manner, and with the same functionality, data integrity and performance, as such products record, store, process, calculate and present calendar dates on or before December 31, 1999, Y2K compliance issues may arise with respect to customers, internal management systems or third-party suppliers that may result in unforeseen costs or delays to the Company and therefore may have a material adverse effect on the Company.

   To implement its business plans, the Company may make further acquisitions in the future, which will require significant financial and management resources both at the time of the transaction and during the process of integrating the newly-acquired business into the Company's operations. The Company's operating results could be adversely affected if it is unable to successfully integrate such new companies into its operations. There can be no assurance that any acquired products, technologies or businesses will contribute at anticipated levels to the Company's sales or earnings, or that sales and earnings from combined businesses will not be adversely affected by the integration process. Certain acquisitions or strategic transactions may be subject to approval by the other party's board of directors or stockholders, domestic or foreign governmental agencies or other third parties. Accordingly, there is a risk that important acquisitions or transactions could fail to be concluded as planned. Future acquisitions by the Company could also result in issuances of equity securities or the rights associated with the equity securities, which could potentially dilute earnings per share. In addition, future acquisitions could result in the incurrence of additional debt, taxes, contingent liabilities, amortization expenses related to goodwill and other intangible assets and expenses incurred to align the accounting policies and practices of the acquired companies with those of the Company. These factors could adversely affect the Company's future operating results, financial position and cash flows as some of the Company's competitors have pursued a strategy of growth through acquisition, and there is a risk that future acquisitions could be more expensive due to competition among bidders for target companies.

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

   The Company believes that, in order to provide competitive solutions, it will be necessary to develop, maintain and enhance close associations with other enterprise data management vendors such as eProcurement, database, hardware, data, Enterprise Resource Planning ("ERP"), Product Data Management ("PDM"), Advanced Planning & Scheduling, Computer Aided Design ("CAD"), business-to-business eCommerce, and professional service companies. The Company has established marketing, selling and consulting relationships with many such vendors, but there can be no assurance that the Company will be able to maintain its existing relationships or enter into new relationships with such vendors.

   The Company has operations in Bangalore, India with 391 employees as of December 31, 1999. The Company is dependent to a significant extent upon the ability of its Indian operations to successfully maintain and upgrade its reference data products. The Company believes that the success of its Indian operations will depend in large part upon its ability to attract, train and retain highly skilled technical and management personnel in India. Competition for such personnel in India is intense, and there can be no assurance that the Company will be successful in attracting a sufficient number of qualified personnel. The Company is directly affected by the political and economic conditions to which India is subject. In addition, many of the Company's expenses in India are paid in Indian currency, thereby subjecting the Company to the risk of foreign currency fluctuations. Any difficulties in coordinating or managing the Indian operations due to cultural, geographic, communication or other reasons could have a material adverse effect on the Company's business, financial condition or results of operations.

   As part of its business strategy, the Company intends, directly and through relationships with its strategic partners, to support marketplaces which conduct business-to-business electronic commerce. If this business strategy is flawed, or if the Company is unable to execute its strategy effectively, the business, operating results, and financial condition could be materially impacted. This strategy is unproven and the Company has limited experience in this area. There is no assurance that significant revenues will be generated from these areas.

   The market for business-to-business electronic commerce solutions is extremely competitive. The Company expects competition to intensify as current competitors expand their product offerings and new competitors enter the market.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

   The Company's revenues originating outside the U.S. in 1999, 1998 and 1997 were 11.4%, 12.9% and 17.0% of total revenues, respectively. Revenues generated from the European region in 1999, 1998 and 1997 were 8.6%, 9.7% and 14.9% of total revenues, respectively. International revenues are generated primarily by the Company's foreign sales subsidiaries in the local countries and are typically denominated in U.S. dollars. These subsidiaries incur most of their expenses in the local currency.

   The Company's international business is subject to risks typical of an international business, including, but not limited to different economic conditions, changes in political climate, differing tax structures, other regulations and restriction, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in 1999, 1998 and 1997 was not material. No hedging contracts remained open at December 31, 1999.

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

   The Company maintains a short-term investment portfolio consisting mainly of income securities with an average maturity of less than one year. The market value of this portfolio was $47.3 million at December 31, 1999. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from current levels at December 31, 1999, the fair value of the portfolio would decline by $0.2 million. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio. The Company does not hedge any interest rate exposures. The weighted-average interest rate on investment securities at December 31, 1999 was 5.92%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

   The following Financial Statements are filed as part of this Report.

                                                                       Page No.
                                                                       --------
Report of Arthur Andersen LLP, Independent Public Accountants.........    26
Report of Ernst & Young LLP, Independent Auditors.....................    27
Report of Arthur Andersen LLP, Independent Public Accountants ........    28
Consolidated Balance Sheets as of December 31, 1999 and 1998..........    29
Consolidated Statements of Operations for each of the three fiscal
 years in the period ended December 31, 1999..........................    30
Consolidated Statements of Stockholders' Equity for each of the three
 fiscal years in the period ended December 31, 1999...................    31
Consolidated Statements of Cash Flows for each of the three fiscal
 years in the period ended December 31, 1999..........................    32
Notes to Consolidated Financial Statements............................    33

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   To the Board of Directors and Stockholders of Aspect Development, Inc.:

   We have audited the accompanying consolidated balance sheets of Aspect Development, Inc., (a Delaware corporation) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Aspect Development, Inc., as of December 31, 1997 were audited by other auditors whose report dated January 26, 1998, except with respect to paragraph 3 of Note 4, as to which the date is August 15, 1998, and paragraph 4 of Note 4, as to which the date is March 10, 2000, expressed an unqualified opinion on those statements.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspect Development, Inc., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                          Arthur Andersen LLP

San Jose, California
January 24, 2000
 except with respect to paragraph 4
 of Note 4, as to which the date is
 March 10, 2000, and Note 9, as to
 which the date is March 13, 2000.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Aspect Development, Inc.

   We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Aspect Development, Inc. for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. In November 1997, the Company merged with Cadis, Inc. in a transaction that was accounted for as a pooling of interests. We did not audit the financial statements of Cadis, Inc., which statements reflected net losses of $10.8 million for the year ended December 31, 1997. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Cadis, Inc., is based solely on the report of the other auditors.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Aspect Development, Inc. for the year ended December 31, 1997, after giving retroactive effect to the business combination with Cadis, Inc., as described in the notes to the consolidated financial statements, in conformity with accounting principles generally accepted in the United States.

                                          Ernst & Young LLP

Palo Alto, California
January 26, 1998,
 except with respect to paragraph 3 of Note 4, as to which the date is August 15, 1998 and paragraph 4 of Note 4, as to which the date is March 10, 2000

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Cadis, Inc.;

   We have audited the consolidated balance sheets of Cadis, Inc. (a Delaware corporation) and subsidiary as of December 31, 1997, and the related consolidated statements of operations, mandatorily redeemable convertible preferred stock, junior mandatorily redeemable preferred stock and stockholders' equity (deficit) and cash flows for the year ended December 31, 1997, not presented separately herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above, not presented separately herein, present fairly, in all material respects, the consolidated financial position of Cadis Inc. and subsidiary as of December 31, 1997, and the consolidated results of their operations and their cash flows for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States.

                                          Arthur Andersen LLP

Denver, Colorado
January 20, 1998

                          Consolidated Balance Sheets
                    (in thousands, except per share amounts)

                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
ASSETS
Current assets:
  Cash and cash equivalents................................ $ 28,872  $  7,877
  Short-term investments...................................   47,332    73,596
  Accounts receivable, net of allowance for doubtful
   accounts of $732 and $421 in 1999 and 1998,
   respectively............................................   28,709    19,509
  Prepaid expenses and other current assets................   15,884     4,397
                                                            --------  --------
    Total current assets...................................  120,797   105,379
Property and equipment, net................................   12,342     9,121
Other assets, net..........................................    2,765       282
                                                            --------  --------
    Total assets........................................... $135,904  $114,782
                                                            ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $  3,221  $  2,483
  Accrued bonuses and commissions..........................    7,266     5,233
  Income taxes payable.....................................    3,863     2,946
  Other accrued liabilities................................    9,191     5,766
  Deferred revenue.........................................   13,584     9,497
  Capital lease obligations--current portion...............       --        17
                                                            --------  --------
    Total current liabilities..............................   37,125    25,942
Stockholders' equity:
  Preferred stock, $0.001 par value per share; 2,000
   authorized, none issued or outstanding..................       --        --
  Common stock, $0.001 par value per share and additional
   paid in capital; 100,000 authorized, 59,216 and 61,504
   issued and outstanding in 1999 and 1998, respectively...   96,929    95,068
  Deferred compensation....................................      (43)     (210)
  Unrealized loss on investments...........................      (35)       --
  Accumulated translation adjustment.......................      159        12
  Retained earnings (accumulated deficit)..................    1,769    (6,030)
                                                            --------  --------
    Total stockholders' equity.............................   98,779    88,840
                                                            --------  --------
    Total liabilities and stockholders' equity............. $135,904  $114,782
                                                            ========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                     Consolidated Statements of Operations
                    (in thousands, except per share amounts)

                                                    Year ended December 31,
                                                    -------------------------
                                                     1999     1998     1997
                                                    -------  -------  -------
Revenues:
 Licenses.......................................... $52,440  $51,132  $26,892
 Subscription and maintenance......................  24,514   17,509   13,594
 Service and other.................................  18,191   17,724    9,443
                                                    -------  -------  -------
   Total revenues..................................  95,145   86,365   49,929
                                                    -------  -------  -------
Cost of revenues:
 Licenses..........................................   1,152    1,419      346
 Subscription and maintenance......................   5,278    3,737    2,676
 Service and other.................................   9,120    6,400    5,027
                                                    -------  -------  -------
   Total cost of revenues..........................  15,550   11,556    8,049
                                                    -------  -------  -------
Gross profit.......................................  79,595   74,809   41,880
                                                    -------  -------  -------
Operating expenses:
 Research and development..........................  20,061   15,882   11,213
 Sales and marketing...............................  44,625   33,246   26,730
 General and administrative........................  11,136    7,909    5,304
 Merger costs......................................      --       --    4,312
                                                    -------  -------  -------
   Total operating expenses........................  75,822   57,037   47,559
                                                    -------  -------  -------
Operating income (loss)............................   3,773   17,772   (5,679)
Interest and other income..........................   6,872    3,526    3,066
Interest and other expense.........................    (634)    (751)    (665)
                                                    -------  -------  -------
Income (loss) before income taxes..................  10,011   20,547   (3,278)
Provision for income taxes.........................   2,212    4,522    1,593
                                                    -------  -------  -------
Net income (loss).................................. $ 7,799  $16,025  $(4,871)
                                                    =======  =======  =======
Net income (loss) per share--basic................. $  0.13  $  0.27  $ (0.09)
                                                    =======  =======  =======
Net income (loss) per share--diluted............... $  0.12  $  0.24  $ (0.09)
                                                    =======  =======  =======
Number of shares used in computing per share
 amounts-basic.....................................  58,726   59,862   55,268
Number of shares used in computing per share
 amounts-diluted...................................  66,180   66,300   55,268

  The accompanying notes are an integral part of these consolidated financial statements.

                Consolidated Statement of Stockholders' Equity
                                (in thousands)

                                                                               Notes
                                                            Common Stock     Receivable               Unrealized  Accumulated
                                                           ---------------      From       Deferred     Loss on   Translation
                                                           Shares  Amount   Stockholders Compensation Investments Adjustments
                                                           ------  -------  ------------ ------------ ----------- -----------
Balance at
December 31,
1996............                                           53,989  $76,729     $(320)       $(544)         --        $  65
Comprehensive
loss:
Net loss........                                              --       --        --           --           --          --
Foreign currency
translation
adjustments.....                                              --       --        --           --           --         (367)
Comprehensive
loss............
                                                           ======  =======     =====        =====        =====       =====
Issuance of
common stock
upon exercise of
options.........                                            2,692    1,027       --           --           --          --
Amortization of
deferred
compensation....                                              --       --        --           168          --          --
Issuance of
common stock
under Employee
Stock Purchase
Plan............                                              728    1,307       --           --           --          --
Issuance of
common stock for
Redeemable
Preferred
Stock...........                                              168    1,986       --           --           --          --
Issuance of
common stock for
software........                                               55      375       --           --           --          --
Issuance of
common stock
upon exercise of
options.........                                              --       --        --           --           --          --
settlement (see
Note 4).........                                              100      203       --           --           --          --
                                                           ------  -------     -----        -----        -----       -----
Balance at
December 31,
1997............                                           57,732   81,627      (320)         --          (376)       (302)
Comprehensive
income:
Net income......                                              --       --        --           --           --          --
Foreign currency
translation
adjustments.....                                              --       --        --           --           --          314
                                                           ------  -------     -----        -----        -----       -----
Comprehensive
income..........
                                                           ======  =======     =====        =====        =====       =====
Issuance of
common stock
upon exercise of
options.........                                            3,146    8,706       --           --           --          --
Issuance of
common stock
under Employee
Stock Purchase
Plan............                                              626    1,770       --           --           --          --
Amortization of
deferred
compensation....                                              --       --        --           166          --          --
Repayment of
notes
receivable......                                              --       --        320          --           --          --
Income tax
benefit from
stock option
transactions....                                              --     2,965       --           --           --          --
                                                           ------  -------     -----        -----        -----       -----
Balance at
December 31,
1998............                                           61,504   95,068       --          (210)         --           12
Comprehensive
income:
Net income......                                              --       --        --           --           --          --
Foreign currency
translation
adjustments.....                                              --       --        --           --           --          147
Unrealized loss
on investments..                                              --       --        --           --           (35)        --
Comprehensive
income..........
Issuance of
common stock
upon exercise of
options.........                                            3,251   14,260       --           --           --          --
Repurchase and retirement of common stock (See  Note 4)..  (5,717) (20,636)      --           --           --          --
Issuance of
common stock
under Employee
Stock Purchase
Plan............                                              178    1,467       --           --           --          --
Amortization of
deferred
compensation....                                              --       --        --           167          --          --
Income tax
benefit from
stock option
transactions....                                              --     6,770       --           --           --          --
                                                           ------  -------     -----        -----        -----       -----
Balance at
December 31,
1999............                                           59,216  $96,929     $ --         $ (43)       $ (35)      $ 159
                                                           ======  =======     =====        =====        =====       =====
                                                             Retained    Total
                                                             Earnings    Stock-
                                                           (Accumulated holders'  Comprehensive
                                                             Deficit)    Equity   Income (Loss)
                                                           ------------ --------- -------------
Balance at
December 31,
1996............                                             $(17,184)  $58,746
Comprehensive
loss:
Net loss........                                               (4,871)   (4,871)     $(4,871)
Foreign currency
translation
adjustments.....                                                  --       (367)        (367)
                                                                                  -------------
Comprehensive
loss............                                                                     $(5,238)
                                                           ============ ========= =============
Issuance of
common stock
upon exercise of
options.........                                                  --      1,027
Amortization of
deferred
compensation....                                                  --        168
Issuance of
common stock
under Employee
Stock Purchase
Plan............                                                  --      1,307
Issuance of
common stock for
Redeemable
Preferred
Stock...........                                                  --      1,986
Issuance of
common stock for
software........                                                  --        375
Issuance of
common stock
upon exercise of
options.........                                                  --
settlement (see
Note 4).........                                                  --        203
                                                           ------------ ---------
Balance at
December 31,
1997............                                              (22,055)   58,574
Comprehensive
income:
Net income......                                               16,025    16,025      $16,025
Foreign currency
translation
adjustments.....                                                  --        314          314
                                                           ------------ --------- -------------
Comprehensive
income..........                                                                     $16,339
                                                           ============ ========= =============
Issuance of
common stock
upon exercise of
options.........                                                  --      8,706
Issuance of
common stock
under Employee
Stock Purchase
Plan............                                                  --      1,770
Amortization of
deferred
compensation....                                                  --        166
Repayment of
notes
receivable......                                                  --        320
Income tax
benefit from
stock option
transactions....                                                  --      2,965
                                                           ------------ ---------
Balance at
December 31,
1998............                                               (6,030)   88,840
Comprehensive
income:
Net income......                                                7,799     7,799      $ 7,799
Foreign currency
translation
adjustments.....                                                  --        147          147
Unrealized loss
on investments..                                                  --        (35)         (35)
                                                                        --------- -------------
Comprehensive
income..........                                                                     $ 7,911
                                                                                  =============
Issuance of
common stock
upon exercise of
options.........                                                  --     14,260
Repurchase and retirement of common stock (See  Note 4)..         --    (20,636)
Issuance of
common stock
under Employee
Stock Purchase
Plan............                                                  --      1,467
Amortization of
deferred
compensation....                                                  --        167
Income tax
benefit from
stock option
transactions....                                                  --      6,770
                                                           ------------ ---------
Balance at
December 31,
1999............                                             $  1,769   $98,779
                                                           ============ =========

  The accompanying notes are an integral part of these consolidated financial statements

                     Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                 (in thousands)

                                                 Year ended December 31,
                                               ------------------------------
                                                 1999       1998       1997
                                               ---------  ---------  --------
Cash flows from operating activities:
Net income (loss)............................. $   7,799  $  16,025  $ (4,871)
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
 Depreciation and amortization................     3,776      5,079     3,096
 (Gain) loss on disposal of assets............      (150)        30        61
 Loss in joint ventures.......................        54        489       612
 Compensation expense.........................       167        166       168
 Provision for allowance for doubtful
  accounts....................................       311        126        45
 Changes in operating assets and liabilities:
   Accounts receivable........................    (9,511)    (6,269)   (3,918)
   Prepaid expenses and other current assets..    (4,717)    (1,163)   (1,956)
   Other assets...............................    (1,037)       522    (1,160)
   Accounts payable...........................       738        474     1,058
   Accrued bonuses and commissions............     2,033      3,156     1,167
   Accrued merger costs.......................       --      (2,883)    2,883
   Income taxes payable.......................       917      4,303     1,563
   Other accrued liabilities..................     3,425      2,690       (42)
   Deferred revenue...........................     4,087     (1,639)    4,480
   Repayment of notes receivable from
    stockholders..............................       --         320       --
                                               ---------  ---------  --------
Net cash provided by operating activities.....     7,892     21,426     3,186
                                               ---------  ---------  --------
Cash flows from investing activities:
 Purchases of property and equipment..........    (7,165)    (5,459)   (7,593)
 Proceeds from sale of property and
  equipment...................................       318        --         15
 Maturities of short-term investments.........   169,001    117,376    56,662
 Purchases of short-term investments..........  (142,772)  (150,466)  (56,020)
 Purchase of long term investment.............    (1,500)       --        --
                                               ---------  ---------  --------
Net cash provided by (used in) investing
 activities...................................    17,882    (38,549)   (6,936)
                                               ---------  ---------  --------
Cash flows from financing activities:
 Principal payments on capital lease
  obligations.................................       (17)      (340)     (553)
 Buy back of common stock.....................   (20,636)       --        --
 Sale of common stock.........................    15,727     10,476     2,537
                                               ---------  ---------  --------
 Net cash (used in) provided by financing
  activities..................................    (4,926)    10,136     1,984
                                               ---------  ---------  --------
 Net increase (decrease) in cash and cash
  equivalents.................................    20,848     (6,987)   (1,766)
 Exchange rate impact on cash.................       147        314      (367)
 Cash and cash equivalents at beginning of
  period......................................     7,877     14,550    16,683
                                               ---------  ---------  --------
 Cash and cash equivalents at end of period... $  28,872  $   7,877  $ 14,550
                                               =========  =========  ========
Supplemental disclosure of cash flow
 information
 Cash paid during the period for interest..... $       4  $      16  $     44
                                               =========  =========  ========
 Income taxes paid............................ $   1,134  $      40  $    143
                                               =========  =========  ========
Supplemental schedule of non-cash financing
 activities
 Equipment acquired under capital lease
  obligations................................. $     --   $     --   $     49
                                               =========  =========  ========
 Conversion of preferred stock to common
  stock....................................... $     --   $     --   $  1,986
                                               =========  =========  ========
 Issuance of common stock for software........ $     --   $     --   $    375
                                               =========  =========  ========
 Tax benefit from stock options............... $   6,770  $   2,965  $    --
                                               =========  =========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           ASPECT DEVELOPMENT, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

 Description of Business and Principles of Consolidation

   Aspect Development, Inc. ("Aspect" or the "Company") is the leading global provider of collaborative solutions for business-to-business (B2B) eCommerce and inbound supply management. Aspect solutions for the enterprise and for eMarkets and exchanges provide decision support and content for procurement, product development, operations, and eCommerce between trading partners. The Aspect solutions enable aggregation and collaboration among Design, Procurement and Operations across multiple divisions within an enterprise, as well as solutions for establishing a collaborative Internet Exchange, or portal.

   The consolidated financial statements comprise the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany balances and transactions. On November 25, 1997, the Company acquired Cadis, Inc. in a merger transaction accounted for as a pooling of interests (see Note 2).

 Foreign Exchange

   Assets and liabilities of the Company and its wholly-owned foreign subsidiaries are translated from the local currency to United States dollars at period-end exchange rates. Income and expense items are translated on a monthly basis at the average rates of exchange prevailing during the month. The adjustment resulting from translating the assets and liabilities of the Company and its foreign subsidiaries is reflected in accumulated translation adjustment within stockholders' equity. Foreign currency transaction gains and losses are included in the results of operations and were immaterial for all periods presented.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Revenue Recognition

   License revenues are comprised of perpetual license fees, and are recognized as revenue after execution of a license agreement or receipt of a definitive purchase order, shipment of the product has occurred, vendor specific objective evidence exists to allocate the fee from the arrangement between delivered and undelivered elements, and collection of the resulting receivables is deemed probable. For arrangements involving multiple products and services, the entire arrangement is allocated among the elements based on each element's relative value. Product returns and sales allowances (which were not significant through December 31, 1999) are estimated and provided for at the time of sale. When delivery involves significant installation obligations at multiple sites, revenues are recognized on a per-site basis upon completion of installation.

   Revenues from subscription and maintenance agreements are deferred and recognized on a straight-line basis over the life of the related agreement, which is typically one year.

   Service and other revenues are comprised of data services, process consulting and training fees. These revenues are recognized upon completion of the work performed.

                           ASPECT DEVELOPMENT, INC.

 Net Income (Loss) Per Share

   Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income
(loss) per share is computed using the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and the employee stock purchase plan using the "treasury stock" method.

   The following is a reconciliation of the weighted average common shares used to calculate basic net income (loss) per share to the weighted average common and common equivalent shares used to calculate diluted net income
(loss) per share for the years ended December 31, 1999, 1998, and 1997 (in thousands except per share amounts):

                                                         Years ended December
                                                                 31,
                                                        ----------------------
                                                         1999   1998    1997
                                                        ------ ------- -------
   Basic:
   Weighted average common shares outstanding.........  58,726  59,862  55,268
   Net income (loss)..................................  $7,799 $16,025 $(4,871)
   Net income (loss) per share........................  $ 0.13 $  0.27 $ (0.09)
   Diluted:
   Weighted average common shares outstanding.........  58,726  59,862  55,268
   Common stock equivalents (treasury stock method)...   7,454   6,438      --
   Total weighted average common and common equivalent
    shares outstanding................................  66,180  66,300  55,268
   Net income (loss)..................................  $7,799 $16,025 $(4,871)
   Net income (loss) per share........................  $ 0.12 $  0.24 $ (0.09)

 Concentration of Credit Risk and Significant Customers

   Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash investments and trade receivables. The Company has a cash investment policy that limits investments to investment grade securities. The Company's revenues consist primarily of license and subscription fees for its applications software and reference data products from large manufacturers in the United States, Europe and Asia. The Company has historically sold primarily to large financially stable institutions and has not obtained collateral. The Company has not incurred significant credit losses during any of the periods presented. Increases in the Company's allowance for bad debts (expense) in 1999, 1998 and 1997 were approximately $355,000, $126,000 and $52,000, respectively. Total write-offs of outstanding customer receivables in the years 1999 and 1997 were approximately $44,000 and $7,000 respectively, while no outstanding customer receivables were written off in fiscal 1998.

   During the year ended December 31, 1999, two customers accounted for 26% of revenues. During the years ended December 31, 1998 and 1997, no one customer accounted for more than 10% of revenues.

 Product Concentration

   The Company currently derives substantially all of its revenues from the licensing of its eXplore decision support software, reference data products, and fees from related services. These products and services are expected to continue to account for substantially all of the Company's revenues for the foreseeable future. While the Company believes that its customers have not experienced significant problems with such products to date, if the Company's customers were to do so in the future or if they were dissatisfied with product functionality or performance, the Company's business, financial condition or results of operations could be materially adversely affected.

                           ASPECT DEVELOPMENT, INC.

 Cash and Cash Equivalents and Short-Term Investments

   The Company considers all highly liquid investments with minimum yield risks and original maturities of 90 days or less to be cash equivalents. The Company's investment policy is to protect the value of its investment portfolio and to minimize principal risk by earning returns based on current interest rates.

   At December 31, 1999, all of the Company's cash equivalents and short-term investments were designated as "available-for-sale" and, in accordance with SFAS No. 115, are presented at fair value in the financial statements. At December 31, 1999, the carrying value of the Company's short-term investments approximated the current fair value. The Company recorded a $35,000 unrealized loss on investments, which has been recorded as a separate component of equity at December 31, 1999. Realized gains and losses to date have not been material. The cost of securities sold is based on specific identification.

   At December 31, 1999 and 1998, the Company's short-term investments consisted of $9.9 million and $1.0 million of US Government Agency obligations, respectively, and $37.4 million and $72.6 million of domestic corporate debt issues, respectively, all of which mature within one year.

 Property and Equipment

   Office and computer equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the respective assets (generally two to five years). Equipment under capital lease obligations is recorded at cost and amortized on a straight-line basis over the shorter of its estimated life or the term of the lease (generally three years). Property and equipment as of December 31, 1999 and 1998, consisted of the following (in thousands):

                                                                1999     1998
                                                               -------  -------
   Computer equipment......................................... $15,190  $10,323
   Computer software..........................................   2,330    2,101
   Leased computer equipment & software.......................      --    2,172
   Office equipment and furniture.............................   3,724    3,384
   Leasehold improvements.....................................   5,170    1,992
                                                               -------  -------
                                                                26,414   19,972
   Less accumulated depreciation.............................. (14,072) (10,851)
                                                               -------  -------
   Property and equipment, net................................ $12,342  $ 9,121
                                                               =======  =======

 Research and Development

   Research and development expenditures are generally charged to operations as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. Through December 31, 1999, all research and development costs have been expensed.

 Reclassification

   Certain prior year amounts have been reclassified to conform to the current year presentation.

                           ASPECT DEVELOPMENT, INC.

 Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company will be required to adopt SFAS No. 133 in fiscal 2001 in accordance with SFAS No. 137, which delays the required implementation of SFAS No. 133 for one year. This Statement will not have a material impact on the financial condition or results of the operations of the Company.

   In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position
(SOP) 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition,"' which defers for one year the application of provisions in SOP 97-2 which limit what is considered vendor specific objective evidence of the fair value of the various elements in a multiple element arrangement. All other provisions of SOP 97-2 remain in effect. This SOP was effective as of June 30, 1998. In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition,' With Respect to Certain Transactions," which amends paragraphs 11 and 12 of SOP 97-2, Software Revenue Recognition, to require recognition of revenue using the "residual value method" under certain conditions. Effective December 15, 1998, SOP 98-9 amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition,"' to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of this SOP are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company does not anticipate that these statements will have a material adverse impact on its statement of operations.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company will adopt SAB 101 as required in the second quarter of 2000. Management does not expect the adoption of SAB101 to have a material effect on the financial position or results of the operations of the Company.

2. Business Combination

   On November 25, 1997, the Company acquired all of the outstanding shares of Cadis, a privately held Delaware corporation which develops, markets, and supports component and supplier management software, by issuing approximately 1,411,000 shares of the Company's common stock. The acquisition was accounted for as a pooling-of-interests and the accompanying consolidated financial statements of Aspect for the year ended December 31, 1997 have been restated to include the operating results of Cadis. In connection with the transaction, the Company incurred approximately $4.3 million in merger related expenses, including $0.9 million in consulting fees to financial advisors, $0.7 million for legal and other professional fees, $0.7 million for personnel severance and outplacement expenses and $0.6 million for facilities consolidation expense. Of the merger expenses, a total of approximately $2.9 million was accrued at December 31, 1997, which was fully utilized at December 31, 1998.

   There were no materially significant intercompany transactions between the Company and Cadis prior to the merger and there were no significant adjustments required to conform the financial reporting of the two companies.

                           ASPECT DEVELOPMENT, INC.

   The following information shows revenue and net income (loss) of the separate companies during the ten months ended October 31, 1997 preceding the combination (in thousands):

                                                                      Unaudited
                                                                      Ten Months
                                                                        Ended
                                                                       October
                                                                       31, 1997
                                                                      ----------
   Revenue:
   Aspect............................................................  $36,170
   Cadis.............................................................    4,564
                                                                       -------
                                                                       $40,734
                                                                       =======
   Net income (loss):
   Aspect............................................................  $ 6,614
   Cadis.............................................................   (6,725)
                                                                       -------
                                                                       $  (111)
                                                                       =======

3. Lease Obligations

   The Company leases 18 office facilities under noncancelable operating leases, which expire at various dates through November 2007. The Company also rents certain property and equipment under operating leases. Rental expense for all operating leases, net of sublease income, was $3,223,000, $2,439,000 and $2,378,000 for 1999, 1998 and 1997, respectively.


   Future minimum lease payments, net of sublease income, under operating lease obligations which have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1999 are as follows (in thousands):

                                                                        Amount
                                                                        -------
   Year ending December 31,
   2000................................................................ $ 3,903
   2001................................................................   3,217
   2002................................................................   2,903
   2003................................................................   3,215
   2004................................................................   2,026
   Thereafter..........................................................   3,054
                                                                        -------
     Total minimum lease payments...................................... $18,318
                                                                        =======

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

                           ASPECT DEVELOPMENT, INC.

Stock Repurchase

   In 1999, the Company's Board of Directors approved the repurchase of up to an aggregate of $25 million of its common stock. During 1999, the Company repurchased approximately 5.7 million shares of its common stock totaling approximately $20.6 million.

Stock Split

   In 1998, the Company effected a two for one stock split by declaring a dividend payable in shares of the Common Stock of the Company, of one additional share for each share outstanding. All share and per share numbers in the accompanying financial statements have been adjusted to reflect the stock split.

   The Company announced a two-for-one stock split payable to shareholders of record as of the close of business on February 25, 2000. The stock split was effected in the form of a 100% stock dividend. The Company's transfer agent delivered new stock certificates representing the additional shares on March 10, 2000. As a result, all financial statement and earnings per share data have been adjusted for the two for one stock split.

Share Purchase Rights Plan

   On September 1, 1998 the Board of Directors approved the adoption of a Share Purchase Rights Plan (the "Rights Plan"). Terms of the Rights Plan provide for a dividend distribution of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $.001 per share (the "Common Shares"), of the Company. The dividend was payable on October 22, 1998 (the "Record Date") to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share (the "Preferred Shares"), at a price of $187.50 per one one-hundredth of a Preferred Share (the "Purchase Price"), subject to adjustment. Each one one-hundredth of a share of Preferred Shares has designations and powers, preferences and rights, and the qualifications, limitations and restrictions which make its value approximately equal to the value of a Common Share.

   Rights will not be distributed until the earlier of (i) the date of a public announcement that a person, entity or group of affiliated or associated persons have acquired beneficial ownership of 15% or more of the outstanding Common Shares (an "Acquiring Person") or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or entity becomes an Acquiring Person) following the commencement of, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person or entity becoming an Acquiring Person. The Rights will expire on October 7, 2008 unless the Rights are earlier redeemed or exchanged by the Company.

Stock Options

   Amended and Restated 1992 Stock Option Plan. In 1996, the Company adopted its Amended and Restated 1992 Stock Option Plan (the "Plan"), which authorizes the board of directors to grant incentive and nonstatutory stock to purchase up to 7,860,000 shares of common stock to employees, officers, directors and consultants of the Company. The 1992 Plan allows for the grant of incentive stock options to employees and the grant of nonstatutory stock options to all eligible participants. In 1998, the Company amended the 1992 Plan to increase the number of shares of common stock reserved for issuance thereunder to 10,060,000. In 1999, the Company amended the 1992 Plan to increase the number of shares of common stock reserved for issuance thereunder to 12,060,000 shares and to modify the eligibility requirements to (i) permit directors who are not employees of the Company ("non-employee directors") to participate in the plan and (ii) increase the maximum number of options that may be granted to an employee in any fiscal year from 1,000,000 to 2,000,000.

                           ASPECT DEVELOPMENT, INC.

   The exercise price shall be at least 100% and 85% of the fair market value of the common stock on the date of the grant for incentive stock options and nonstatutory stock options, respectively, except for options granted to a person owning greater than 10% of the total voting power of the Company, for which the exercise price of the options must not be less than 110% of the fair market value at the time of grant. Options generally become exercisable upon grant subject to repurchase rights in favor of the Company until vested. At December 1999, a total of 4,535 shares of common stock previously exercised under the plan were subject to repurchase. Shares generally vest over a period of four years, with 1/8 of the shares subject to option vesting at the end of the six months after commencement of employment, and the remainder vesting ratably over the next 42 months. Options may be granted with different vesting terms. Options are exercisable for a term of ten years after the date of grant except those options granted to a person owning greater than 10% of the total vesting power of stock of the Company, which are exercisable for a term of five years after the date of grant. The options are not transferable.

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

   1996 Outside Directors Stock Option Plan. In 1996, the Company adopted its 1996 Outside Directors Stock Option Plan (the "Directors Plan") and reserved for issuance a total of 200,000 shares of common stock. The Directors Plan provides for the automatic grant of nonstatutory stock options to directors of the Company who are not employees of the Company or any parent or subsidiary corporation of the Company ("Outside Directors"). Under the Directors Plan, each Outside Director who had not previously been granted an option under a stock option plan of the Company was granted automatically on the effective date of the IPO an option to purchase 10,000 shares of common stock. Each new Outside Director elected after the date of the IPO is granted automatically on the date of election an option to purchase 30,000 shares of common stock. Such options will become vested in three annual installments on the anniversary of the date of grant. In addition, each Outside Director previously granted an option under the Directors Plan is granted automatically on the date of each annual meeting of the stockholders after 1996 an option to purchase 10,000 shares of common stock. Each such subsequent option will become vested in full on the third anniversary of the date of grant. The exercise price of each option granted under the Directors Plan is equal to the fair market value of the common stock on the date of grant, and the term of each option is ten years. Options granted under the Directors plan are nontransferable. In 1999, the Company terminated future grants under the 1996 Directors Plan.

   1997 Nonstatutory Stock Option Plan. In 1997, the Company adopted its 1997 Nonstatutory Stock Option Plan (the "1997 Plan"), which authorizes the board of directors to grant nonstatutory stock options to purchase up to 5,400,000 shares of common stock to eligible participants. The option exercise price shall be at least 85% of the fair market value of the Company's common stock on the date of grant of the option. The options are not transferable. Shares vest ratably over a 48-month period.

                           ASPECT DEVELOPMENT, INC.

   Information with respect to activity under the plans is as follows (in thousands except per share and exercise price amounts):

                                                  Outstanding Options
                                                  --------------------- Weighted
                                         Options  Number      Price     Average
                                        Available   of         Per      Exercise
                                        for Grant Shares      Share      Price
                                        --------- ------  ------------- --------
Balance at December 31, 1996...........    3,688   8,880  $0.02--$ 6.69  $ 1.32
 Additional Shares Authorized..........    4,800     --             --      --
 Options Granted.......................   (6,800)  6,800  $0.75--$11.21  $ 7.25
 Exercised.............................      --   (2,692) $0.02--$ 8.44  $ 0.44
 Canceled..............................      760    (760) $0.05--$ 9.78  $ 5.07
                                         -------  ------  -------------  ------
Balance at December 31, 1997...........    2,448  12,228  $0.02--$11.21  $ 4.60
 Additional Shares Authorized..........    4,400     --             --      --
 Options Granted.......................   (5,000)  5,000  $8.88--$19.13  $13.53
 Exercised.............................      --   (3,146) $0.02--$15.94  $ 2.74
 Canceled..............................     1200  (1,200) $0.05--$19.13  $ 8.24
                                         -------  ------  -------------  ------
Balance at December 31, 1998...........    3,048  12,882  $0.02--$19.13  $ 8.20
 Additional Shares Authorized..........   14,000     --             --      --
 Options Granted.......................  (13,530) 13,530  $3.47--$24.22  $ 7.63
 Exercised.............................      --   (3,251) $0.05--$19.13  $ 4.41
 Canceled..............................    1,804  (1,804) $0.18--$19.13  $ 8.88
                                         -------  ------  -------------  ------
Balance at December 31, 1999...........    5,322  21,357  $0.05--$24.22  $ 8.36
                                         =======  ======  =============  ======

   At December 31, 1999, 5,784,460 options were vested (3,731,104 at December 31, 1998).

   Compensation expense recognized in fiscal 1999, 1998, and 1997 total approximately $167,000, $166,000, and $168,000, respectively. At December 31, 1999, deferred compensation totaled $43,000.

   1996 Employee Stock Purchase Plan. In 1996, the Company adopted its 1996 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 1,000,000 shares of common stock have been reserved for issuance under the Purchase Plan, and 362,893 were issued in the year ended December 31, 1997, 312,939 in the year ended December 31, 1998 and 89,301 in the year ended December 31, 1999. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during concurrent 24-month offering periods. Each offering period is divided into four consecutive six-month purchase periods. The price at which stock is sold under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first day of the offering period or the last day of the purchase period, whichever is lower. The initial offering period commenced approximately two weeks prior to the effective date of the IPO. In 1999, the Company amended the Purchase Plan to increase the number of shares of common stock authorized for issuance under the Purchase Plan from 1,000,000 to 1,200,000.

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

                           ASPECT DEVELOPMENT, INC.

   Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS
No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998, and 1997, respectively: risk-free interest rates of 5.59%, 5.26%, and 6.00%; a dividend yield of 0.0%; volatility factors of the expected market price of the Company's common stock of .80, .84, and
 .70; and a weighted-average expected life of the option of 0.03, 0.20, and 2.0 years beyond each respective vesting period. The weighted average fair value of options granted during 1999, 1998, and 1997 was $7.04, $8.78, and $6.99, respectively.

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

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                       1999     1998    1997
                                                      -------  ------ --------
   Pro forma net income (loss)....................... $(9,434) $4,366 $(13,157)
   Pro forma earnings
     Income (loss) per share (basic)................. $ (0.16) $ 0.07 $  (0.24)
     Income (loss) per share (diluted)............... $ (0.16) $ 0.07 $  (0.24)

   The following table summarizes information regarding stock options outstanding at December 31, 1999.

                          Options Outstanding        Options Exercisable
                   --------------------------------- --------------------
                      Shares     Weighted
                   Outstanding    Average   Weighted             Weighted
      Range of          at       Remaining  Average              Average
      Exercise     December 31, Contractual Exercise   Number    Exercise
       Prices          1999        Life      Price   Exercisable  Price
   --------------  ------------ ----------- -------- ----------- --------
   $0.05--$ 2.50     1,265,724     6.15      $1.39      923,383   $1.27
    3.47--  3.47     5,485,338     9.28       3.47    1,084,871    3.47
    3.63--  5.59     2,161,509     7.87       5.12    1,191,213    5.36
    5.66--  7.50     2,259,529     8.98       6.50      294,712    6.31
    8.44--  9.78     2,211,753     8.69       9.35      455,762    9.49
    9.88-- 11.81     2,124,335     8.38      10.90      526,635   10.93
   13.06-- 13.06     2,707,504     9.78      13.06       50,291   13.06
   14.56-- 15.94     2,180,111     8.61      14.78    1,184,248   14.68
   16.06-- 22.23       824,583     9.50      19.84       73,345   17.82
   24.22-- 24.22       136,800     9.96      24.22            0       0
   $0.05--$24.22    21,357,186     8.78      $8.32    5,784,460   $7.37

                           ASPECT DEVELOPMENT, INC.

5. Income Taxes

   The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 provides for an asset and liability approach to accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be recognized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment.

   The provision for taxes consists of the following (in thousands):

                                                          Years ended December
                                                                   31,
                                                          ----------------------
                                                           1999     1998   1997
                                                          -------  ------ ------
   Current:
     Federal............................................. $ 5,183  $    0 $1,027
     State...............................................   1,587     100    466
     Foreign.............................................      29     475    100
                                                          -------  ------ ------
                                                            6,799     579  1,593
   Deferred:
     Federal.............................................  (4,715)  2,387     --
     State...............................................     128   1,556     --
                                                          -------  ------ ------
                                                           (4,587)  3,943     --
                                                          -------  ------ ------
                                                          $ 2,212  $4,522 $1,593
                                                          =======  ====== ======

   The Company's effective income tax provision differs from the Federal statutory rate of 35% due to the following (in thousands):

                                                     Years ended December
                                                              31,
                                                    -------------------------
                                                     1999     1998     1997
                                                    -------  -------  -------
   Expected tax provision (benefit) at federal
    statutory rate................................  $ 3,492  $ 6,668  $(1,114)
   State taxes (net of federal benefit)...........      599    1,656      308
   Change in valuation allowance..................   (1,303)  (3,120)   2,598
   Non-deductible acquisition costs...............       --       --      519
   Foreign taxes..................................       --      479      100
   Research credits...............................      906     (750)    (350)
   Foreign tax credits............................      (16)    (411)      --
   Other..........................................      346       --      239
   Prior year net operating losses not benefited..       --       --     (707)
                                                    -------  -------  -------
   Provision for income taxes.....................  $ 2,212  $ 4,522  $ 1,593
                                                    =======  =======  =======
   Effective tax rate.............................    22.10%   22.01%    N.M.

   As of December 31, 1999, the Company had federal, state and foreign net operating loss carryforwards of approximately $46.8 million, of which approximately $22.2 million relate to Cadis pre-acquisition net operating losses. The Company also had federal and state research and development tax credit carryforwards of approximately $4.9 million. The net operating loss and credit carryforwards will expire between 2007 and 2019 if not utilized.

                           ASPECT DEVELOPMENT, INC.

   Due to the change in ownership which resulted from Aspect Development, Inc.'s acquisition of Cadis, there is an overall annual limitation of approximately $3.5 million with respect to the entire $22.2 million of Cadis's pre-acquisition net operating losses. The Company's net operating losses and credits may also be subject to an annual limitation due to the ownership change provisions should the Company itself experience an ownership change. Significant components of the Company's deferred tax assets are as follows:

                                                          December 31,
                                                   ----------------------------
                                                     1999      1998      1997
                                                   --------- --------  --------
   Deferred tax assets:
     Net operating loss carryforwards............. $  14,415 $ 11,319  $ 13,000
     Research credit carryforwards................     4,919    2,450     1,700
     Foreign tax credits..........................       442      811       400
     Other timing differences.....................     5,229    2,000     2,000
                                                   --------- --------  --------
   Total deferred tax assets......................    25,005   16,580    17,100
   Valuation allowance............................  (18,905)  (15,000)  (17,100)
                                                   --------- --------  --------
   Net deferred tax assets........................ $   6,100 $  1,580  $     --
                                                   ========= ========  ========

   The valuation allowance increased by $3.9 million during the year ended December 31, 1999. Approximately $7.4 million of the remaining valuation allowance relates to net operating losses and other tax attributes acquired in the Cadis acquisition (see Note 2) which have not been benefited. Approximately $11.5 million of the remaining valuation allowance relates to benefits of stock option deductions which, if recognized, will be allocated directly to stockholders' equity.

6. Joint Venture

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

   The Company's share of losses in the joint venture amounted to $0.5 million, $0.6 million and $0.5 million, respectively in fiscal 1999, 1998 and 1997, respectively. This amount is included in interest and other expense. During 1999, the interest in the joint venture was fully written down and no commitments existed for additional funding. As a result, the Company no longer recognizes net earnings or losses in the consolidated statements of operations.

   In March 1999, both the Company and CMP each sold approximately one-third of their respective interests in the joint venture to a third party. In connection with this sale, the Company recorded a $3 million gain in interest and other income. Subsequently in 1999, each of the three partners sold approximately one-fourth of their respective interests to a fourth party in return for its cash contribution to the joint venture.

                           ASPECT DEVELOPMENT, INC.

7. Industry Segment and Geographic Information

   The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in fiscal 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

   The Company is organized based upon the nature of the products and services it offers. Under this organizational structure, the Company operates in three business segments' licenses, subscriptions and maintenance, and service. The Company evaluates its segment's performance based on several factors including revenue and gross profit. The Company does not allocate or report financial operations by segment beyond revenue and cost of revenue, nor does it allocate long-term assets by business segment. No additional segment information is reported in this footnote as required segment disclosures are included in the Consolidated Statements of Operations.

   The Company's foreign operations consist of sales, marketing, and support activities in subsidiaries and distributors throughout the world and development and support activities in India. The Company's export sales were as follows (in thousands):

                                                                 Year Ended
                                                                December 31,
                                                             ------------------
                                                             1999  1998   1997
                                                             ---- ------ ------
   Revenues from unaffiliated customers:
     Europe................................................. $182 $  202 $  976
     Asia...................................................  249  2,344  1,046
                                                             ---- ------ ------
       Total export sales................................... $431 $2,546 $2,022
                                                             ==== ====== ======

   Revenues and income (loss) before interest and taxes generated by the Company and its corresponding identifiable assets classified by major geographic area were as follows (in thousands):

                                                    Year Ended December 31,
                                                   ---------------------------
                                                     1999      1998     1997
                                                   --------  --------  -------
   Revenues from unaffiliated customers:
     North America................................ $ 84,324  $ 75,232  $41,431
     Europe.......................................    8,180     8,413    7,452
     Other international operations...............    2,641     2,720    1,046
                                                   --------  --------  -------
       Total revenues............................. $ 95,145  $ 86,365  $49,929
                                                   ========  ========  =======
   Income (loss) before interest and taxes:
     North America................................ $ 10,875  $ 17,661  $(9,328)
     Europe.......................................    (270)     3,051    3,520
     Other international operations...............   (6,832)   (2,940)     129
                                                   --------  --------  -------
       Income (loss) before interest and taxes.... $  3,773  $ 17,772  $(5,679)
                                                   ========  ========  =======
   Identifiable assets:
     North America................................ $123,440  $109,938
     Europe.......................................    5,855     2,891
     Other international operations...............    6,605     1,953
                                                   --------  --------
       Total identifiable assets.................. $135,900  $114,782
                                                   ========  ========

                           ASPECT DEVELOPMENT, INC.

8. 401(k) Plan

   Under the Company's 401(k) Plan, all employees who are at least 21 years old are entitled to participate on the first quarterly enrollment date following the first day of employment. Under the 401(k) Plan, eligible employees are entitled to make tax-deferred contributions up to 20% of compensation, subject to an annual limitation. The Company may, at its discretion, make matching contributions to the 401(k) Plan. For the years ended December 31, 1999, 1998 and 1997, the Company made no matching contributions.

9. Subsequent Events

 TACTech acquisition

   In January 2000, the Company announced that it had signed a definitive agreement to acquire TACTech, Inc. Under the terms of the agreement, TACTech shareholders will receive approximately 450,000 shares of Aspect common stock in exchange for all the outstanding common stock of TACTech, for a total purchase price at the time of announcement of approximately $16.1 million. The signed definitive agreement, which is subject to the approval of TACTech's stockholders and certain other conditions, will be accounted for by Aspect as a purchase.

 i2 Technologies Merger Agreement

   On March 13, 2000, i2 Technologies, Inc. and the Company announced a definitive agreement to merge in a stock-for-stock transaction pursuant to which the stockholders of Aspect will receive 0.55 shares of i2 Technologies common stock for each share of Aspect common stock. The merger has been unanimously approved by the boards of directors of both companies and is subject to approval by the stockholders of both companies and other regulatory approvals.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not Applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   Information required by this item, insofar as it relates to directors and executive officers, will be contained under the captions "Election of Directors and Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the definitive Proxy Statement with respect to the Company's 2000 Annual meeting of Stockholders (the "2000 Proxy Statement'), and is hereby incorporated by reference thereto.

ITEM 11. EXECUTIVE COMPENSATION.

   Information required by this item will be contained in the Proxy Statement under the caption "Executive Compensation," and is hereby incorporated by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   Information required by this item will be contained in the 2000 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management," and is hereby incorporated by reference thereto.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a) The following documents are filed as part of this Report:

     1. Financial Statements -- See Index to Consolidated Financial Statements at Item 8 on Page 26 of this Report.

     2. Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Report.

                               INDEX TO EXHIBITS

 Exhibit
  Number                              Exhibit Title
 -------                              -------------
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

(2) Incorporated by reference to Registrant's Current Report on Form 8-K filed December 10, 1997.

(3) Incorporated by reference to Registrant's Current Report on Form 8-K filed December 10, 1997.

(4) Incorporated by reference to Registrant's Current Report on Form 8-K filed October 7, 1998.

   (b) Reports on Form 8-K during the quarter ended December 31, 1999:

     None.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March 2000.

                                          Aspect Development, Inc.

                                                    /s/ Romesh Wadhwani
                                          By: _________________________________
                                                      Romesh Wadhwani
                                                Chief Executive Officer and
                                                          Director
                                               (Principal Executive Officer)

   Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Romesh Wadhwani             Chairman of the Board of     March 30, 2000
______________________________________  Directors and Chief
           Romesh Wadhwani              Executive Officer
                                        (Principal Executive
                                        Officer)

       /s/ Robert L. Evans             President, Chief Operating   March 30, 2000
______________________________________  Officer and Director
           Robert L. Evans

        /s/ David S. Dury              Senior Vice President and    March 30, 2000
______________________________________  Chief Financial Officer
            David S. Dury               (Principal Financial and
                                        Accounting Officer)

         /s/ Dennis Sisco              Director                     March 30, 2000
______________________________________
             Dennis Sisco

        /s/ Steven Goldby              Director                     March 30, 2000
______________________________________
            Steven Goldby