Form 10-K405/A
period 1999-12-13
ASPECT DEVELOPMENT INC
filed 2000-04-18
CIK 1013334

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             _____________________
                                  FORM 10-K/A

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

                                (650) 428-2700
             (Registrant's telephone number, including area code)
                        _______________________________

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, $0.001 par value per share
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X     No __
                                                 ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock as reported on the Nasdaq National Market on April 6, 2000, was approximately $3.3 billion. The number of outstanding shares of the Registrant's Common Stock as of the close of business on April 6, 2000 was 61,270,808.

                                   PART III

All share and per share numbers in this Form 10-K/A have been adjusted to give effect to a two-for-one stock dividend paid in March 2000.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names of the current directors and executive officers, their ages and certain information about them are set forth below:

            Name                             Age                   Position Held With the Company
     Dr. Romesh Wadhwani                     52             Chairman of the Board of Directors and Chief
                                                            Executive Officer
     Robert L. Evans                         47             President, Chief Operating Officer and
                                                            Director
     James C. Althoff                        46             Executive Vice President and Chief Technical
                                                            Officer
     David S. Dury                           51             Senior Vice President, Chief Financial Officer

     David J. Horne                          47             Senior Vice President

     Douglas M. Castek                       40             Vice President, Process and Services Business

     Donald K. Tomkinson                     42             Vice President, High Tech and Industrial
                                                            Sales
     Peter Ryan                              38             Vice President, and President of European
                                                            Operations
     Dennis G. Sisco                         53             Director

     Steven Goldby                           59             Director

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

Mr. Evans was elected President and Chief Operating Officer and Director of Aspect in April 1999. From September 1995 to April 1999, Mr. Evans was a partner at Andersen Consulting responsible for its Supply Chain Practices, Americas. From November 1993 to September 1995, Mr. Evans was an associate partner at Andersen Consulting responsible for its Logistics Strategy Practice. From September 1990 to August 1993, Mr. Evans was Vice President, Customer Support for Mazda Motor of America, Inc. Mr. Evans holds a B.A. in Economics from MacMurray College and an M.A. in Economics from Western Illinois University.

Mr. Althoff joined Aspect as Vice President, Software Operations in December 1991 and was appointed Senior Vice President and Chief Technical Officer in January 1997. From October 1981 to December 1991, Mr. Althoff served in various positions, including Vice President of Engineering and General Manager of the Japan Business Unit of VLSI Technology/Compass Design & Automation, as ASIC developer. Mr. Althoff holds a B.S. in mathematics from Florida State University and an M.S. in computer science from California Institute of Technology.

Mr. Dury joined Aspect in April 1996 as Vice President and Chief Financial Officer and was appointed Senior Vice President, Chief Financial Officer in 1999. Mr. Dury served as Chief Financial Officer of NetFrame Systems, Inc., a network server manufacturer, from March 1992 to April 1996. From August 1991 to February 1992, Mr. Dury served as Senior Vice President and Chief Financial Officer of Maxtor Corporation, a disk drive manufacturer. From December 1989 to August 1991, Mr. Dury served as Executive Vice President and Chief Financial Officer of Boole & Babbage, a software developer. Mr. Dury was employed by Priam Corporation from February 1983 to February 1989, serving first as Vice President and Chief Financial Officer, and then as President and Chief Operating Officer. Mr. Dury had several financial and operating management positions at Intel Corporation from 1979 to 1983. Mr. Dury holds a B.A. in psychology from Duke University and an M.B.A. from Cornell University.

Mr. Horne joined Aspect in September 1996 as Vice President of Marketing and was appointed Senior Vice President in 1999. Mr. Horne was Vice President of Marketing for Concentra Corporation, a sales process automation software company, from July 1994 to September 1996. From September 1982 to June 1994, he held a variety of sales and marketing management positions at Computervision Corporation, a software development company, most recently Director of Worldwide Marketing operations. Mr. Horne holds a B.S. from the University of Massachusetts and an M.B.A. from Northeastern University.

Mr. Castek joined Aspect as Vice President, Process and Services Business in October 1999. From September 1997 to September 1999, Mr. Castek was a partner with Andersen Consulting in their Strategic Services Supply Chain Practice.
From September 1995 to August 1997, Mr. Castek was an associate partner with Andersen Consulting in their Strategic Services Supply Chain Practice. From December 1993 to September 1995, Mr. Castek was Senior Manager with Andersen Consulting in their Strategic Services Supply Chain Practice. Prior to his six years at Andersen Consulting, Mr. Castek spent an additional eight years in consulting with Coopers & Lybrand (now PriceWaterhouseCoopers). Mr. Castek has also held positions with Avco Lycoming (now owned by Allied Signal) and Goodyear Tire and Rubber Company. Mr. Castek holds a degree in Industrial Management from Purdue University.

Mr. Tomkinson joined Aspect as Practice Director in October 1996 and was appointed Vice President, High Tech and Industrial Sales in January 1999. From November 1995 to October 1996, Mr. Tomkinson was Vice President of Operations for Scicom, a telecom/datacom software development company. From May 1994 to November 1995, Mr. Tomkinson was Director of Worldwide Services at Telecommunications Techniques Corporation. From January 1988 to May 1994, Mr. Tomkinson held a variety of marketing management positions at Computervision Corporation, a software development company, most recently Director of Integrated Support Services. Mr. Tomkinson holds an Industrial Engineering degree from the University of Rhode Island and an MBA from the University of Maine.

Mr. Ryan joined Aspect as President of European Operations in October 1999. Before joining Aspect, Mr. Ryan was Divisional Vice President - Europe for Parametric Technology Corporation from June 1999 to September 1999. From 1988 to 1998 he held a variety of management positions at IBM Corporation, most recently Director of Engineering Technology Solutions, Europe, Middle East and Africa.

Mr. Goldby was elected to Aspect's Board of Directors in March 1993. Mr. Goldby has been Chairman and Chief Executive Officer of Symyx Technologies Inc., a chemical, electronic and life science materials research and development company, since July 1998. Until December 1999, Mr. Goldby was Chairman of the Board of Directors and, earlier, Chief Executive Officer of MDL Information Systems, Inc., an enterprise software company, where he was employed since January 1982. Mr. Goldby is also a director of Peoplesoft, Inc.

Mr. Sisco was elected to Aspect's Board of Directors in September 1994. Mr. Sisco has been a partner in Behrman Capital, a private equity investment firm, since January 1998. Mr. Sisco was an Executive Vice President at Cognizant Corporation, an information services company, from February 1995 until February 1997. Prior to that time, beginning in July 1993, Mr. Sisco was a Senior Vice President at Dun & Bradstreet Corporation. Mr. Sisco was also President of Cognizant Enterprises, a venture capital firm, from December 1988 until February 1997. Mr. Sisco also serves as a director of TSI Software International, Inc., a software products firm, The Management Network Group, Inc., a consulting firm providing services to the telecommunications industry, and Gartner Group, Inc., a technology advisory and research firm.

COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To Aspect's knowledge, based solely on a review of the copies of such reports furnished to Aspect and written representations that no other reports were required, during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

                           COMPENSATION OF DIRECTORS

Employee directors of Aspect receive no compensation for their services as directors. Non-employee directors of Aspect receive five thousand dollars for their services as directors. All directors are eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with company policy.

Prior to 1999, each non-employee director also received nonstatutory stock options under the 1996 Outside Directors Stock Option Plan (Directors Plan). In 1999, the Company terminated future grants under the Directors Plan. During fiscal year 1999, each non-employee director was eligible to receive nonstatutory stock options under the Amended and Restated 1992 Stock Option Plan (1992 Plan) and the 1997 Nonstatutory Stock Option Plan (1997 Plan).

Option grants under the 1992 Plan and the 1997 Plan are non-discretionary. On May 23, 1996, each individual then serving as a non-employee director received an initial option grant of 20,000 shares of common stock from the Directors Plan, except for Steven Goldby who received an initial option grant of 120,000 shares of common stock from the 1992 Plan on May 5, 1992. Each individual subsequently elected for the first time to serve as a non-employee director receives an option grant covering 60,000 shares (Initial Option) from the Directors Plan, and beginning in fiscal year 1999, from the 1992 Plan. On the first business day following each of Aspect's annual meetings of stockholders, each non-employee director is automatically granted an option to purchase an additional 20,000 shares of Aspect common stock (Annual Option). The exercise price of options granted under both the 1992 Plan and 1997 Plan is 100% of the fair market value of Aspect's common stock on the date of the option grant. Initial Options vest at a rate of 25% one year after grant date and 1/48 each month thereafter of optionee's continuous service until fully vested. Annual Options vest at a rate of 8.33% one month immediately after grant date and 1/12 thereafter of optionee's continuous service until fully vested.

During the last fiscal year, options covering 20,000 shares were granted to each non-employee director from the 1992 Plan at an exercise price per share of $13.06, and options covering 20,000 shares were granted to each non-employee director from the 1997 Plan at an exercise price per share of $8.56. As of April 4, 2000, 9,996 options had been exercised under the 1997 Plan.


                      COMPENSATION OF EXECUTIVE OFFICERS

                          Summary Compensation Table

     The following table shows for the fiscal years ended December 31, 1999, 1998 and 1997, compensation awarded or paid to, or earned by, (i) all individuals who have served as the Company's Chief Executive Officer during 1999 and (ii) the Company's four other most highly compensated executive officers at December 31, 1999 (collectively, the "Named Executive Officers"):

                                                                                     Long-Term
                                                                                    Compensation
                                                        Annual Compensation            Awards
                                                        -------------------            ------
                                                                                     Securities
                                                                                     ----------
                                                                                     Underlying
                                                                                     ----------
Name and Principal                                     Salary          Bonus          Options        All Other
                                                       ------          -----          -------        ---------
     Position                           Year             ($)            ($)             (#)      Compensation ($)
     --------                           ----             ---            ---             ---      ----------------
Romesh Wadhwani                         1999           216,667        116,563        2,440,000      21,789 (1)
Chief Executive Officer                 1998           200,000        100,000        1,500,000              -
                                        1997           200,000        100,000          500,000       4,337 (2)

Robert L. Evans (3)                     1999           214,808         75,000        1,200,000              -
President, Chief Operating              1998                --              -                -              -
Officer                                 1997                --              -                -              -

Donald K. Tomkinson                     1999           147,917        134,377          280,000              -
Vice President, High Tech               1998           105,030         67,500           64,000              -
and Industrial Sales                    1997           119,259         70,044           20,000              -

David S. Dury                           1999           188,750         63,410          210,000              -
Senior Vice President and               1998           170,000         51,350           60,000              -
Chief Financial Officer                 1997           169,209         37,500           40,000              -

James C. Althoff                        1999           185,039         48,975          200,000              -
Executive Vice President and            1998           182,771         73,298          140,000              -
Chief Technical Officer                 1997           159,597         48,373          140,252              -

     (1) Represents amounts paid by the Company for executive life insurance and long-term disability insurance. $11,420 was paid for executive life insurance for which Dr. Wadhwani's estate is the beneficiary, $5,230 was paid for executive life insurance for which Mr. Evans is the beneficiary, and $5,139 was paid for long-term disability insurance.

     (2) Represents amounts paid by the Company for executive life insurance for which Dr. Wadhwani's estate is the beneficiary.

     (3)  Mr. Evans joined the Company in April 1999.

                       STOCK OPTION GRANTS AND EXERCISES

     The Company grants options to its executive officers under its Amended and Restated 1992 Stock Option Plan (1992 Plan), and the 1997 Nonstatutory Stock Option Plan (1997 Plan). The following tables show, for the fiscal year ended December 31, 1999, certain information regarding options granted to, exercised by, and held at year-end by, the Named Executive Officers:

                       Option Grants in Last Fiscal Year

                         Individual Grants
                     Number of        % of Total                                    Potential Realizable
                     Securities        Options                                       Value at Assumed
                     Underlying       Granted to                                     Annual Rates of
                      Options         Employees   Exercise                             Stock Price
                      Granted         In Fiscal    Price      Expiration         Appreciation for Option
                       (#) (1)         Year(2)     ($/Sh)        Date                    Term(3)
                       -------         -------     ------        ----                    -------
Name                                                                             5% ($)           10% ($)
----                                                                             ------           -------
Dr. Wadhwani          1,840,000        13.68%        3.47      4/14/09         4,022,424        10,151,832
                        600,000         4.46%       13.06     10/18/09         4,936,680        12,459,240

Mr. Evans               840,000         6.24%        3.47      4/14/09         1,836,324         4,634,532
                         60,000         0.45%        3.47       9/9/09           131,166           331,038
                        300,000         2.23%       13.06     10/18/09         2,468,340         6,229,620

Mr. Tomkinson           130,000         0.97%        3.47      4/14/09           284,193           717,249
                         20,000         0.15%        7.50      8/20/09            94,500           238,500
                         50,000         0.37%        9.25       9/9/09           291,375           735,375
                         80,000         0.59%       13.06     10/18/09           658,224         1,661,232

Mr. Dury                 90,000         0.67%        3.47      4/14/09           196,749           496,557
                        120,000         0.89%       13.06     10/18/09           987,336         2,491,848

Mr. Althoff             200,000         1.49%        3.47      4/14/09           437,220         1,103,460

(1) Options generally vest over four years. In the event of a sale, merger or consolidation, sale of substantially all the assets or dissolution of Aspect (each a "Change of Control"), the surviving corporation may either assume outstanding options or substitute similar options for those outstanding under the 1992 Plan and 1997 Plan. Options that are not assumed, substituted or exercised prior to a Change of Control shall terminate on the occurrence of the Change of Control.

(2) Based on options to purchase an aggregate of 13,450,958 shares granted to employees (including employee directors) during the fiscal year ended December 31, 1999. The foregoing total excludes options granted to consultants and non-employee directors. There were no stock appreciation rights granted during 1999.

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

  Aggregated Option Exercises in Last Fiscal Year, and Fiscal Year-End Option
                                     Values


                                                                           Number of Securities
                                                                                Underlying
                                                                            Unexercised Options         Value of Unexercised
                                                                               At FY-End (#)           In-the-Money Options at
                                    Shares Acquired   Value Realized           Exercisable/            FY-End ($) Exercisable/
                                    On Exercise (#)       ($)/(1)            Unexercisable/(2)             Unexercisable/(3)
                                    ---------------       -------            -----------------             ----------------
     Name
     ----
     Dr. Wadhwani                             -                 -           2,211,665/2,735,989         56,569,549/73,111,840

     Mr. Evans                                -                 -             139,999/1,060,001          4,309,169/29,403,031

     Mr. Tomkinson                       90,628         1,311,011                 3,354/308,418              84,553/7,950,238

     Mr. Dury                           124,000         2,912,440                98,465/302,335           3,048,347/7,767,853

     Mr. Althoff                        110,000         1,276,500               158,305/311,947           4,657,780/8,897,980

_____________________
(1) Market value of the underlying securities on the exercise date minus the exercise price of such options.

(2) Unvested options to purchase shares granted under Aspect's stock option plans are immediately exercisable subject to a right of repurchase by Aspect which lapses over time.

(3) Based on the $34.25 per share closing price of Aspect's common stock on the Nasdaq National Market on December 31, 1999, less the exercise prices.


     EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
                                 ARRANGEMENTS

Change-in-Control Arrangements

     In addition to the provisions in the 1992 Plan and 1997 Plan relating to Changes of Control, the agreement with respect to certain options granted to Dr. Wadhwani provides that, in the event of a transfer of control, any unexerciseable or unvested options will be immediately exerciseable and vested in full 10 days before the date of a transfer of control. The agreement with respect to certain options granted to Mr. Evans provides that, in the event Aspect is acquired by another entity, and Mr. Evans continues as an employee as President and Chief Operating Officer, then half of any remaining unvested options will vest immediately. In the event of an acquisition after which Mr. Evans is constructively discharged, then all remaining unvested options will vest immediately. The agreements with respect to certain options granted to Mr. Tomkinson and Mr. Althoff provide that, in the event of a change in control, half of the remaining unvested options will vest immediately. The agreement with respect to certain options granted to Mr. Dury provide that, in the event of a change of control, half of the remaining unvested options will vest immediately. In addition, if Mr. Dury is constructively discharged, then all remaining unvested options will vest immediately.

Termination Arrangements

     Mr. Evans's employment offer letter contains a provision requiring Aspect to pay Mr. Evans half of his current base salary and half of the incentive bonus paid in the previous year if Aspect involuntarily terminates his employment. These amounts will be paid, if at all, monthly over six months, following the date of any such termination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of the Company's common stock as of April 1, 2000 by: (i) each director; (ii) each of the Named Executive Officers; (iii) all current executive officers and directors as a group; and (iv) all those known to be beneficial owners of more than five percent of Aspect's common stock.

                                                                                          Beneficial Ownership /(1)/
                                                                                       -------------------------------
                                                                                          Number           Percent of
                              Beneficial Owner                                          of Shares             Total
-------------------------------------------------------------------------------        -----------         -----------
Romesh Wadhwani /(2)/
  1395 Charleston Road
  Mountain View, CA 94043......................................................         14,810,000             22.38%
FMR Corp.  /(3)/
  82 Devonshire Street
  Boston, MA 02019.............................................................          5,122,106              8.37%
Robert L. Evans /(4)/..........................................................          1,026,000              1.65%
James Althoff /(5)/............................................................            619,528              1.01%
Steven Goldby /(6)/............................................................             70,004              *
David S. Dury /(7)/............................................................            422,108              *
Dennis G. Sisco /(8)/..........................................................            144,000              *
Donald Tomkinson /(9)/.........................................................            288,730              *
All directors and current executive officers as a group (10 persons) /(10)/....         18,413,388             26.50%

_____
*Less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power. Shares of common stock subject to options currently exercisable or exercisable within 60 days after April 1, 2000 are deemed outstanding for computing the percentage ownership of the person or entity holding such securities, but are not deemed outstanding for computing the percentage ownership of any other person or entity. To Aspect's knowledge, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the other footnotes to this table. Applicable percentage of beneficial ownership is based on 61,221,673 shares of common stock outstanding as of April 1, 2000, net of treasury stock.

(2) Includes 4,940,000 shares subject to immediately exercisable options held by Dr. Wadhwani, 2,261,668 of which are subject to a right to repurchase by Aspect, which right lapses over time.

(3) Consists of: 4,022,066 shares held by Fidelity Management & Research Company (Fidelity), which is a wholly-owned subsidiary of FMR Corp.; 1,070,200 shares held by Fidelity Management Trust Company, which is a wholly-owned subsidiary of FMR Corp.; 29,840 shares held by Fidelity International Limited and various foreign-based subsidiaries which provide investment advisory and management services to a number of non-U.S. investment companies. Based upon information supplied in Schedule 13G filed with the SEC in February 2000.

(4) Includes 1,026,000 shares subject to immediately exercisable options held by Mr. Evans, 962,501 of which are subject to a right to repurchase by Aspect, which right lapses over time.

(5) Includes 410,252 shares subject to immediately exercisable options held by Mr. Althoff, 229,723 of which are subject to a right to repurchase by Aspect, which right lapses over time.

(6) Includes 70,004 shares subject to immediately exercisable options held by Mr. Goldby, 63,335 of which are subject to a right to repurchase by Aspect, which right lapses over time.

(7) Includes 360,800 shares subject to immediately exercisable options held by Mr. Dury, 223,000 of which are subject to a right to repurchase by Aspect, which right lapses over time.

(8) Includes 140,000 shares subject to immediately exercisable options held by Mr. Sisco, 59,585 of which are subject to a right to repurchase by Aspect, which right lapses over time.

(9) Includes 288,730 shares subject to immediately exercisable options held by Mr. Tomkinson, 265,661 of which are subject to a right to repurchase by Aspect, which right lapses over time.

(10) Includes shares described in the notes above, as applicable. Includes 8,264,494 shares subject to stock options held by all executive officers and directors, as a group, exercisable within 60 days of April 1, 2000.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K



     (a) The following financial statements and supplemental data are included in Item 8 of the Registrant's 1999 Annual Report on Form 10-K:


          (1)  Financial Statements

Report of Arthur Andersen LLP, Independent Public Accountants

Report of Ernst & Young LLP, Independent Auditors

Report of Arthur Andersen LLP, Independent Public Accountants

Consolidated Balance Sheets as of December 31, 1999 and 1998

Consolidated Statements of Operations for each of the three fiscal years in the period ended December 31, 1999

Consolidated Statements of Stockholders' Equity for each of the three fiscal years in the period ended December 31, 1999

Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended December 31, 1999

Notes to the Consolidated Financial Statements

          (2)  Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts

          All other schedules are omitted because they are not applicable, or not required, or because the required information was filed by the Company's previously, or is included the consolidated financial statements or notes thereto.

          (3)  Exhibits

          The following exhibits are filed as part of, or incorporated by reference into, this Report.

  Exhibit
  Number                       Description of Document
  ------                       -----------------------
  3.1(7)       Restated Certificate of Incorporation, as amended to date.
  3.2(1)       By-Laws.
  4.1(1)       Restated Rights Agreement dated December 3, 1993.
*10.1(1)       Amended and Restated 1992 Stock Option Plan and forms of
               agreement thereunder.
*10.2(1)       1996 Employee Stock Purchase Plan.
*10.3(1)       1996 Outside Directors Stock Option Plan and forms of agreement thereunder.
 10.4(7)       1997 Nonstatutory Stock Option Plan and forms of agreement thereunder.
 10.5(1)       Sublease Agreement between the Registrant and Insignia Solutions,
               Inc. dated December 9, 1995.
 10.6(1)       Agreement of Lease between the Registrant and Mareld Company,
               Inc. dated June 2, 1994.
 10.7(1)       Agreement of Lease between Aspect Development India and
               M.S. Janardhan Corporation dated September 18, 1995.
 10.8(1)       Agreement of Lease between Aspect-DCM Pvt. Ltd. and the co-
               owners of Leo Shopping Complex dated February 10, 1994.
 10.9(1)       Master Lease Agreement between the Registrant and Comdisco, Inc.
               dated July 2, 1992.
10.10(1)       Business Loan Agreement between the Registrant and Silicon Valley
               Bank dated November 14, 1995.
10.11(2)       Agreement and Plan of Reorganization dated November 18, 1997 among Aspect Development, Inc., Hawaii
               Acquisition Corporation and Cadis, Inc.
10.12(2)       Amendment to Agreement and Plan of Reorganization dated November
               21, 1997 among Aspect Development, Inc., Hawaii Acquisition
               Corporation and Cadis, Inc.
10.13(3)       Rights Agreement dated as of October 7, 1998 between the
               Registrant and U.S. Stock Transfer Corporation.
10.14(5)       Agreement and Plan of Reorganization between Aspect Development,
               Inc., Asta Merger Sub, Inc. and Transition Analysis Component
               Technology, Inc. dated January 17, 2000.
10.15(5)       Amendment No. 1 to Agreement and Plan of Reorganization dated
               April 6, 2000.
10.16(6)       Agreement and Plan of Merger and Reorganization, dated as of
               March 12, 2000, by and among i2 Technologies, Inc., Hoya Merger
               Corp. and Aspect Development, Inc.
21.1 (4)       List of Subsidiaries.

 23.1 (4)      Consent of Arthur Andersen LLP, Independent Public Accountants.
 23.2 (4)      Consent of Ernst & Young LLP, Independent Auditors.
 23.3 (4)      Consent of Arthur Andersen LLP, Independent Public Accountants.
 27.1 (4)      Financial Data Schedule.

********

* Constitutes a management contract or compensatory plan required to be filed pursuant to Item 13(a) of Form 10-K.

(1) Incorporated by reference to Registrant's Registration Statement on Form SB-2 (file no. 333-3840-LA) filed on April 19, 1996.
(2) Incorporated by reference to Registrant's Current Report on Form 8-K filed December 10, 1997.
(3) Incorporated by reference to Registrant's Current Report on Form 8-K filed October 7, 1998.
(4) Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 30, 2000.
(5)  Incorporated by reference to Registrant's Registration Statement on
     Form S-4 filed April 11, 2000.
(6)  Incorporated by reference to Registrant's Schedule 13D filed March 22,
     2000.
(7) Incorporated by reference to Registrant's Annual Report on Form 10-K/A filed April 30, 1999.

(b)  Reports on Form 8-K during the quarter ended December 31, 1999:

  None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ASPECT DEVELOPMENT, INC.


Date: April 18, 2000                     By:   /s/ David S. Dury
                                         ---------------------------------------
                                         David S. Dury
                                         Senior Vice President and
                                         Chief Financial Officer