Form 10-Q
period 2000-03-31
ASPECT DEVELOPMENT INC
filed 2000-05-12
CIK 1013334

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                         Yes      X             No   _________
                              --------

The number of shares outstanding of the registrant's common stock as of May 8, 2000 was 61,570,989.

                           ASPECT DEVELOPMENT, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                             PAGE
PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets
           as of March 31, 2000 and December 31, 1999                                          3

           Condensed Consolidated Statements of Operations
           for the three months ended
           March 31, 2000 and 1999                                                             4

           Condensed Consolidated Statements of Cash Flows
           for the three months ended
           March 31, 2000 and 1999                                                             5

           Notes to Condensed Consolidated Financial Statements                                6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                      10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                         19

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                  20

Item 2.    Changes in Securities and Use of Proceeds                                          20

Item 3.    Defaults Upon Senior Securities                                                    20

Item 4.    Submission of Matters to a Vote of Security Holders                                20

Item 5.    Other Information                                                                  20

Item 6.    Exhibits and Reports on Form 8-K                                                   20

Signature                                                                                     22

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements


                           Aspect Development, Inc.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                      ASSETS

                                                                                   March 31,            December 31,
                                                                                     2000                  1999
                                                                                --------------        ---------------
                                                                                  (Unaudited)
Current assets:
       Cash and cash equivalents                                                $       69,486       $      28,872
       Short-term investments                                                           26,220              47,332
       Accounts receivable, net                                                         33,093              28,709
       Prepaid expenses and other current assets                                        16,504              15,884
                                                                                --------------       -------------
                   Total current assets                                                145,303             120,797
Property and equipment, net                                                             12,436              12,342
Other assets, net                                                                        6,038               2,765
                                                                                --------------       -------------
                   Total assets                                                 $      163,777       $     135,904
                                                                                ==============       =============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                         $        2,336       $       3,221
       Accrued bonuses and commissions                                                   6,500               7,266
       Income taxes payable                                                              6,914               3,863
       Other accrued liabilities                                                        12,959               9,191
       Deferred revenue                                                                 19,625              13,584
                                                                                --------------       -------------
                   Total current liabilities                                            48,334              37,125
Stockholders' equity:
       Common stock                                                                    110,239              96,929
       Deferred compensation                                                                (2)                (43)
       Accumulated components of comprehensive income                                       36                 124
       Retained earnings                                                                 5,170               1,769
                                                                                --------------       -------------
                   Total stockholders' equity                                          115,443              98,779
                                                                                --------------       -------------
                   Total liabilities and stockholders' equity                   $      163,777       $     135,904
                                                                                ==============       =============

    See accompanying notes to Condensed Consolidated Financial Statements.

                           Aspect Development, Inc.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (unaudited)


                                                                       Three months ended
                                                                            March 31,
                                                                --------------------------------
                                                                    2000               1999
                                                                -------------       ------------
Revenues

     Licenses                                                   $      20,126      $       4,932
     Subscription and maintenance                                       8,451              5,406
     Service and other                                                  6,823              4,038
                                                                -------------      -------------
               Total revenues                                          35,400             14,376
                                                                -------------      -------------
Cost of revenues
     Licenses                                                             605                162
     Subscription and maintenance                                       1,489              1,051
     Service and other                                                  3,705              1,767
                                                                -------------      -------------
               Total cost of revenues                                   5,799              2,980
                                                                -------------      -------------
Gross profit                                                           29,601             11,396
Operating expenses:
     Research and development                                           7,299              4,619
     Sales and marketing                                               15,407              7,983
     General and administrative                                         3,918              2,161
                                                                -------------      -------------
               Total operating expenses                                26,624             14,763
                                                                -------------      -------------
Operating income (loss)                                                 2,977             (3,367)
Interest and other income, net                                          1,384              3,805
                                                                -------------      -------------
Income before income taxes                                              4,361                438
Provision for income taxes                                                960                113
                                                                -------------      -------------
Net income                                                      $       3,401      $         325
                                                                =============      =============

Net income per share-basic                                      $        0.06      $        0.01
                                                                =============      =============
Net income per share-diluted                                    $        0.04      $        0.00
                                                                =============      =============
Number of shares used in computing per share
     amounts-basic                                                     60,299             62,038
                                                                =============      =============
Number of shares used in computing per share
     amounts-diluted                                                   76,972             67,052
                                                                =============      =============
Supplemental diluted earnings per share
excluding Infinite Supply*                                      $        0.06      $        0.00
                                                                =============      =============

* Infinite Supply is a subsidiary created in Q3, 1999.

    See accompanying notes to Condensed Consolidated Financial Statements.

                           Aspect Development, Inc.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)


                                                                                    Three months ended March 31,
                                                                                 ---------------------------------
                                                                                     2000                  1999
                                                                                 -------------         -----------
Cash flows from operating activities:
Net income                                                                        $      3,401          $      325
Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                     1,547               1,397
       Loss in joint ventures                                                                -                (153)
       Compensation expense                                                                 41                  42
       Provision for allowance for doubtful accounts                                      (167)                 50
       Changes in operating assets and liabilities:
             Accounts receivable                                                        (4,217)              4,212
             Prepaid expenses and other current assets                                    (620)              1,364
             Other assets                                                                 (540)               (756)
             Accounts payable                                                             (885)               (429)
             Accrued bonuses and commissions                                              (766)                (35)
             Income taxes payable                                                        3,051                (779)
             Other accrued liabilities                                                   3,768                (521)
             Deferred revenue                                                            6,041                (235)
                                                                                  ------------          ----------
Net cash provided by operating activities                                               10,654               4,482
                                                                                  ------------          ----------

Cash flows from investing activities:
       Purchases of property and equipment                                              (1,641)             (1,069)
       Purchases of short-term investments                                             (19,538)            (89,571)
       Maturities of short-term investments                                             40,607              80,222
       Purchase of long-term investment                                                 (2,733)                  -
                                                                                  ------------          ----------
Net cash provided by (used in) investing activities                                     16,695             (10,418)
                                                                                  ------------          ----------

Cash flows from financing activities:
       Principal payments on capital lease obligations                                       -                 (17)
       Sale of common stock                                                             13,310               2,804
                                                                                  ------------          ----------
Net cash provided by financing activities                                               13,310               2,787
                                                                                  ------------          ----------

Net increase (decrease) in cash and cash equivalents                                    40,659              (3,149)
Exchange rate impact on cash                                                               (45)                121
Cash and cash equivalents at beginning of period                                        28,872               7,877
                                                                                  ------------          ----------
Cash and cash equivalents at end of period                                        $     69,486          $    4,849
                                                                                  ============          ==========

Supplemental disclosure of cash flow information
Income taxes paid                                                                 $         12          $      658
                                                                                  ============          ==========

    See accompanying notes to Condensed Consolidated Financial Statements.

                           ASPECT DEVELOPMENT, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

     The unaudited condensed consolidated financial statements included herein have been prepared by Aspect Development, Inc. ("Aspect" or the "Company"). In the opinion of management, such financial statements include all normal recurring adjustments and accruals which are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as included in the Company's Form 10-K for the fiscal year ended December 31, 1999. The consolidated results of operations for the quarter ended March 31, 2000 are not necessarily indicative of the results to be expected for any subsequent interim or annual period.

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

     Certain March 31, 1999 amounts have been reclassified to conform to the current year presentation.

     On February 15, 2000 the Board of Directors authorized a two-for-one stock split of the Company's common stock, in the form of a 100% stock dividend. The stock split was effected by distribution to each stockholder of record as of February 25, 2000 of one share of the Company's common stock for each share of common stock held, and was paid on March 10, 2000. The financial information included in the accompanying financial statements give effect to the stock split.

Recent Developments

     In January 2000, the Company announced that it had signed a definitive agreement to acquire TACTech, Inc. Under the terms of the agreement, TACTech shareholders will receive 0.6647302 shares of Aspect common stock for each TACTech share of common stock, for a total purchase price of approximately $16.1 million. The signed definitive agreement will require the approval of

TACTech's shareholders, expected to be completed in May 2000, and will be accounted for by Aspect as a purchase.

     On March 13, 2000, i2 Technologies, Inc. and the Company announced a definitive agreement to merge in a stock-for-stock transaction valued at $9.3 billion. Under the terms of the agreement, i2 will acquire all outstanding stock and options of the Company in exchange for 0.55 shares of common stock of i2 for each share of Aspect common stock. The merger has been unanimously approved by the boards of directors of both companies. On May 3, 2000, i2 Technologies, Inc. and the Company announced that the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. In addition, the SEC notified both companies of a "no review" decision with respect to the S-4 Registration Statement filed by i2 on April 18, 2000. There are no other regulatory approvals anticipated.

     Shareholder approval is required by shareholders of both companies at shareholder meetings to be held on June 8, 2000. Pending shareholder approval, the merger is expected to close before June 30, 2000.


2.       Revenue Recognition

     License revenues are comprised of perpetual license fees, and are recognized as revenue after execution of a license agreement or receipt of a definitive purchase order, shipment of the product has occurred, vendor specific objective evidence exists to allocate the fee from the arrangement between delivered and undelivered elements, and collection of the resulting receivables is deemed probable. For arrangements involving multiple products and services, the entire arrangement is allocated among the elements based on each element's relative value. Product returns and sales allowances (which were not significant through March 31, 2000) are estimated and provided for at the time of sale. When delivery involves significant installation obligations at multiple sites, revenues are recognized on a per-site basis upon completion of installation.

     Revenues from subscription and maintenance agreements are deferred and recognized on a straight-line basis over the life of the related agreement, which is typically one year.

     Service and other revenues are comprised of data services, process consulting and training fees. These revenues are recognized upon completion of the work performed.

3.       Comprehensive Income

     Comprehensive income, net of related tax, for the three months ended March 31, 2000 and 1999 is as follows:

                                                                      Three months ended March 31,
                                                                       2000                 1999
                                                                   -------------        -------------
                               (In thousands)
             Net income                                            $      3,401         $         325
             Unrealized loss on investments                                 (43)                    -
             Foreign currency translation adjustment                        (45)                  121
                                                                   ------------         -------------
             Comprehensive income                                  $      3,313         $         446
                                                                   ============         =============

4.       Net Income Per Share

     Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and the employee stock purchase plan using the "treasury stock" method.

     The following is a reconciliation of the weighted average common shares used to calculate basic net income per share to the weighted average common and common equivalent shares used to calculate diluted net income per share for the three months ended March 31, 2000 and 1999 (in thousands):

                                                                              Three months ended March 31,
                                                                                  2000             1999
                                                                                --------         --------
Diluted:
Weighted average common shares outstanding                                         60,299           62,038
Common stock equivalents (treasury stock method)                                   16,673            5,014
                                                                           --------------    -------------
Total weighted average common and common equivalent
   shares outstanding                                                              76,972           67,052
                                                                           ==============     ============

5.       Joint Venture

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

     In March 1999, both the Company and CMP sold approximately one-third of their respective interests in the joint venture to a third party. In connection with this sale, the Company recorded a

$3 million gain during the quarter, which is recorded in interest and other income, net. Subsequently in 1999, each of the three partners sold approximately one-fourth of their respective interests to a fourth party in return for its cash contribution to the joint venture.

     The Company's share of net earnings or losses from the joint venture is included in interest and other income, net, in the consolidated statements of operations. During the second quarter of 1999, the interest in the joint venture was fully written down and no commitments existed for additional funding. As a result, the Company no longer recognizes net earnings or losses in the consolidated statements of operations. In the three months ended March 31, 1999, the Company's share of losses in the joint venture amounted to $128,000.

6.       Infinite Supply

     Infinite Supply is a wholly-owned subsidiary of Aspect which was founded in the third quarter of 1999. Infinite Supply's mission is to be a leading global Commerce Services Provider, providing content and application software services for B2B portals, marketplaces and trade exchanges.

     Revenues for the three months ended March 31, 2000 were $490,000 and the operating expenses totaled $1,482,000. Infinite Supply had a net loss in the first quarter of fiscal 2000 of $1,057,000 or $0.01 per diluted share.


7.       Industry Segment Information

     The Company is organized based upon the nature of the products and services it offers. Under this organizational structure, the Company operates in three business segments: licenses, subscriptions and maintenance, and service. The Company evaluates its segments' performance based on several factors, including total revenues and gross profit. The Company does not allocate or report financial operations by segment beyond revenue and cost of revenue, nor does it allocate long-term assets by business segment. No additional segment information is reported in this footnote as required segment disclosures are included in the Consolidated Statements of Operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This report contains forward-looking statements. These statements relate to future events or Aspect's future financial performance. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements reflect only management's current expectations. Actual events or results may differ materially from any forward-looking statements. Factors that should cause or contribute to such differences are discussed below and under the caption "Factors Affecting the Company's Business, Operating Results and Financial Condition." Aspect does not undertake any obligations to update any forward- looking statements contained in this report to reflect any future events or developments.

RESULTS OF OPERATIONS

Revenues

     The Company's revenues consist of license revenues, subscription and maintenance revenues, and service and other revenues. License revenues are comprised principally of perpetual license fees for the Company's decision support software products. Subscription and maintenance revenues are comprised principally of annual subscription and maintenance fees for the Company's products, including its Aspect eXplore decision support software and its family of reference content databases. Service and other revenues are comprised principally of fees for consulting, development and training services performed by the Company. The Company recognizes revenues in accordance with American Institute of Certified Public Accountants (the "AICPA") Statement of Position ("SOP") 97-2 on Software Revenue Recognition, and related interpretations. License revenues are recognized as revenue after execution of a license agreement or receipt of a definitive purchase order, shipment of the product has occurred, vendor specific objective evidence exists to allocate the fee from the arrangement between delivered and undelivered elements, and collection of the resulting receivables is deemed probable. For arrangements involving multiple products and services, the entire arrangement is allocated among the elements based on each element's relative value. Product returns and sales allowances (which were not significant through March 31, 2000) are estimated and provided for at the time of sale. When delivery involves significant installation obligations at multiple sites, revenues are recognized on a per-site basis upon completion of installation.

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

     U.S. and international sales accounted for approximately 75% and 25%, respectively, of the Company's total revenues for both the three months ended March 31, 2000 and 1999.

     License Revenues. License revenues increased from $4,932,000 for the three months ended March 31, 1999 to $20,126,000 for the three months ended March 31, 2000. This significant increase in license revenues was primarily due to unexpected delays in the signing of certain major contracts in the first quarter of 1999. During this time, manufacturers were buying larger enterprise-wide solutions from Aspect, leading to complex and sometimes unpredictable internal approval cycles. As a result, there were several large prospective contracts that were expected to close during the first quarter of 1999, but closed in subsequent quarters in 1999. In addition, there is a growing market acceptance of the Company's products combined with an increased emphasis on marketing the Company's products worldwide. Also contributing to the revenue increases were higher average selling prices of the eXplore decision support software and family of reference content databases compared to the CIS products.

     Subscription and Maintenance Revenues. Subscription and maintenance revenues increased from $5,406,000 for the three months ended March 31, 1999 to $8,451,000 for the three months ended March 31, 2000. This increase was due primarily to the increased acceptance of the Company's family of reference databases and the increased base of customers entering into subscription and maintenance contracts.

     Service and Other Revenues. Service and other revenues increased from $4,038,000 for the three months ended March 31, 1999 to $6,823,000 for the three months ended March 31, 2000. This increase was due primarily to the increased number and size of consulting contracts, as a result of management's continuing recognition of the need to offer superior service and support to the Company's customers in order to enhance the market's acceptance of the Company's products.

Cost of Revenues

     Cost of License Revenues. Cost of license revenues consists primarily of license fees and royalties paid to third-party vendors, primarily Oracle, and shipping expenses. Cost of license revenues increased from $162,000 for the three months ended March 31, 1999 to $605,000 for the three months ended March 31, 2000, representing 3.3% and 3.0% of license revenues for the three months ended March 31, 1999 and 2000, respectively. This increase in absolute dollars was due primarily to royalties paid for new licensing agreements.

     Cost of Subscription and Maintenance Revenues. Cost of subscription and maintenance revenues consists primarily of license fees, royalties paid to third-party vendors, personnel-related costs incurred in providing centralized telephone support and related technical support to customers. Cost of subscription and maintenance revenues increased from $1,051,000 for the three months ended March 31, 1999 to $1,489,000 for the three months ended March 31, 2000, representing 19.4% and 17.6% of subscription and maintenance revenues for the three months ended March 31, 1999 and 2000, respectively. The increase in absolute dollars is primarily due to the Company's high level of interest in continued customer support as well as an increase in the installed base of customers which resulted in an increase in facilities and employee headcount for this segment.

     Cost of Service and Other Revenues. Cost of service and other revenues consists primarily of personnel-related costs incurred in providing consulting services, development services and training to customers. Cost of service and other revenues increased from $1,767,000 for the three months ended March 31, 1999 to $3,705,000 for the three months ended March 31, 2000, representing 43.8% and 54.3% of service and other revenues for the three months ended March 31, 1999 and

2000, respectively. The increase in absolute dollars and as a percentage of related revenues is due primarily to an increase in the number and size of consulting contracts, and an increase in employee staff levels and associated overhead expenses.

Operating Expenses

     Research and Development. Research and development expenses consist primarily of engineering personnel costs. Research and development expenses increased from $4,619,000 for the three months ended March 31, 1999 to $7,299,000 for the three months ended March 31, 2000, representing 32.1% and 20.6% of total revenues for the three months ended March 31, 1999 and 2000, respectively. The increase in research and development expenses in absolute dollars was due to an increase in the level of professional staff in the development area and associated overhead expenses. The decrease in research and development expenses as a percentage of total revenues was due to increased total revenues in fiscal 2000. The Company expects research and development expenses to increase in absolute dollars while remaining approximately level or decreasing as a percent of total revenues.

     Sales and Marketing. Sales and marketing expenses include expenditures for salaries, commissions, advertising, travel, trade shows, public relations and other selling and marketing-related expenses. Sales and marketing expenses increased from $7,983,000 for the three months ended March 31, 1999 to $15,407,000 for the three months ended March 31, 2000, representing 55.5% and 43.5% of total revenues for the three months ended March 31, 1999 and 2000, respectively. The increase in sales and marketing expenses in absolute dollars was primarily due to the addition of sales and marketing personnel and increased marketing activities, including trade shows and promotional expenses and substantial growth in international sales and marketing channels. The Company believes that such expenses will increase in dollar amounts and may increase as a percentage of total revenues in the future as the Company expands its sales and marketing staff and enters new markets worldwide.

     General and Administrative. General and administrative expenses include personnel costs for administration, finance, human resources and general management, legal and accounting expenses and other professional services. General and administrative expenses increased from $2,161,000 for the three months ended March 31, 1999 to $3,918,000 for the three months ended March 31, 2000, representing 15.0% and 11.1% of total revenues for the three months ended March 31, 1999 and 2000, respectively. The increase in absolute dollars of general and administrative expenses was primarily the result of increased staffing and associated expenses necessary to manage and support the Company's growth. The decrease in cost as a percent of total revenues was due to the increase in the Company's total revenues in fiscal 2000. The Company expects general and administrative expenses to increase in absolute dollars in the future as the Company expands its staffing to manage and support the Company's growth.

Interest and Other Income, net

     Interest and other income, net, represents interest income earned on the Company's cash and cash equivalents, short- term investments, and foreign exchange gains and losses. Also included are the Company's share of losses of the ChipCenter joint venture and a one-time gain of approximately $3 million from the sale of a partial interest in the ChipCenter venture in the quarter ended March 31, 1999. Interest and other income, net decreased from $3,805,000 for the three months ended March 31, 1999 to $1,384,000 for the three months ended March 31, 2000, representing 26.4% and

3.9% of total revenues for the three months ended March 31, 1999 and 2000, respectively. The decrease from 1999 to 2000 was primarily due to the one-time gain in the first quarter of 1999 of $3 million from the sale of a partial interest in the Company's ChipCenter joint venture.


Provision for Income Taxes

     The Company's provision for income taxes increased from $113,000 for the three months ended March 31, 1999 to $960,000 for the three months ended March 31, 2000. The increase in the provision in 2000 is primarily due to increased income generated by the Company. The effective tax rates for the three months ended March 31, 2000 and 1999 varied from the U.S. statutory rate due primarily to the Company's ability to partially utilize net operating loss carryforwards and credit carryforwards generated in the prior years. The Company's provision for income taxes and effective tax rate may vary in future periods based upon a variety of factors, including the geographic mix of income.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, the Company had approximately $95.7 million in cash, cash equivalents and short-term investments, representing 58% of total assets. The Company has invested cash in excess of current operating requirements in investment grade securities. The investments have variable and fixed interest rates and primarily short-term maturities. In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" such investments are classified as "available for sale."

     Net cash provided by operating activities was $10.7 million and $4.5 million for the three months ended March 31, 2000 and 1999, respectively. For the three months ended March 31, 2000, net cash provided by operating activities was primarily due to net income of $3.4 million, an increase in income taxes payable of $3.1 million, an increase in other accrued liabilities of $3.8 million, and an increase in deferred revenue of $6.0 million, partially offset by an increase in accounts receivable in the amount of $4.2 million. For the three months ended March 31, 1999, net cash provided by operating activities was primarily due to net income of $0.3 million and a decrease in accounts receivable of $4.2 million.

     Net cash provided by investing activities was $16.7 million for the three months ended March 31, 2000, which was primarily due to maturities of short-term investments, partially offset by the investment in financial instruments classified as short-term investments. Net cash used in investing activities was $10.4 million for the three months ended March 31, 1999, which was primarily due to investments in financial instruments classified as short-term investments partially offset by maturities of short-term investments.

     Net cash provided by financing activities was $13.3 million and $2.8 million for the three months ended March 31, 2000 and 1999, respectively. For the three months ended March 31, 2000 and 1999, cash provided by financing activities was primarily due to the net proceeds received by the Company upon the exercise of stock options by its employees.

     The Company believes that its current cash and cash equivalents balances, short-term investment balances, and the cash flows generated from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. In addition, the Company from time to time evaluates potential acquisitions of businesses, products and technologies and may in the future require additional equity or debt financing to consummate such potential acquisitions. There can be no assurance that such financing will be available on acceptable terms, if at all.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company will be required to adopt SFAS No. 133 in fiscal 2001 in accordance with SFAS No. 137, which delays the required implementation of SFAS No. 133 for one year. This statement will not have a material impact on the financial condition or results of the operations of the Company.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company will adopt SAB 101 as required in the second quarter of 2000. Management does not expect the adoption of SAB 101 to have a material effect on the financial position or results of the operations of the Company.

     In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN No. 44"). FIN No. 44 addresses the application of APB No. 25 to clarify, among other issues, (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent FIN No. 44 covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying the interpretation will be recognized on a prospective basis from July 1, 2000. The Company is currently evaluating FIN No. 44 and does not expect that it will have a material effect on its financial position or results of operations.

FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

     The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks. These risks should be read in conjunction with the "Risk Factors" section included in the Company's Form 10-K for the fiscal year ended December 31, 1999.

     The Company announced on March 13, 2000 that it had entered into a merger agreement with i2 Technologies, Inc., pursuant to which its stockholders will receive 0.55 shares of i2 common stock for each outstanding share of the Company's common stock. Since the Company may terminate the agreement only in very limited circumstances and the exchange ratio is not subject to adjustment, the Company's stock price will be affected by changes in the i2 stock price. Accordingly, the Company's stockholders are subject to the risk of downward adjustments in the Company's stock price as result of adverse developments in i2's business. Moreover, if for any reason the Company is unable to complete the merger with i2, the price of the Company's stock may be adversely affected.

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

     Licenses of the Company's decision support software have historically accounted for the substantial majority of the Company's revenues, and the Company anticipates that this trend will continue for the foreseeable future. The Company generally ships its products within a short period of time after execution of a license agreement. As a result, the Company typically does not have a material backlog of unfilled license orders, and revenues in any quarter are substantially dependent on license revenues recognized in that quarter. The Company's expense levels are based, in part, on its expectations as to future revenues and to a large extent are fixed in the short term. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues, and any significant shortfall of demand in relation to the Company's expectations or any material delay of customer orders would have an almost immediate material adverse effect on the Company's business, financial condition or results of operations. As a result, it is likely that in some future period the Company's results of operations could fail to meet the expectations of public market analysts or investors. In such event, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to the Company's business, the price of the Company's common stock would likely decrease significantly.

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

     The Company's has experienced significant growth in the number of its employees, the scope of its operating and financial systems and the geographic area of its operations, which has placed a significant strain on the Company's management. The Company's future results of operations will depend in part on the ability of its officers and other key employees to continue to implement and expand its operational, customer support and financial control systems and to expand, train and manage its employee base. In addition, the Company believes that its future success will also depend to a significant extent upon its ability to attract, train and retain highly skilled technical, management, sales, marketing and consulting personnel. Competition for such personnel is intense, and the Company expects that such competition will continue for the foreseeable future. The Company has from time to time experienced difficulty in locating candidates with appropriate qualifications. There can be no assurance that the Company will be successful in attracting or retaining such personnel, and the failure to attract or retain such personnel could have a material adverse effect on the Company's business, financial condition or results of operations.

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

     The Company believes that, in order to provide competitive solutions, it will be necessary to develop, maintain and enhance close associations with other enterprise data management vendors such as eProcurement, database, hardware, data, Enterprise Resource Planning ("ERP"), Product Data Management ("PDM"), Advanced Planning & Scheduling, Computer Aided Design ("CAD"), business-to business eCommerce, and professional service companies. The Company has established marketing, selling and consulting relationships with many such vendors, but there can be no assurance that the Company will be able to maintain its existing relationships or enter into new relationships with such vendors.

     The Company has operations in Bangalore, India with 457 employees as of March 31, 2000. The Company is dependent to a significant extent upon the ability of its Indian operations to successfully maintain and upgrade its reference data products. The Company believes that the success of its Indian operations will depend in large part upon its ability to attract, train and retain highly skilled technical and management personnel in India. Competition for such personnel in

India is intense, and there can be no assurance that the Company will be successful in attracting a sufficient number of qualified personnel. The Company is directly affected by the political and economic conditions to which India is subject. In addition, many of the Company's expenses in India are paid in Indian currency, thereby subjecting the Company to the risk of foreign currency fluctuations. Any difficulties in coordinating or managing the Indian operations due to cultural, geographic, communication or other reasons could have a material adverse effect on the Company's business, financial condition or results of operations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risks

     The Company's revenues originating outside North America for the quarter ended March 31, 2000 was 24.5% of total revenues. Revenues generated from the European region for the quarter ended March 31, 2000 was 13.6% of total revenues. International sales are made primarily by the Company's foreign sales subsidiaries in the local countries and are typically denominated in U.S. dollars. These subsidiaries incur most of their expenses in the local currency.

     The Company's international business is subject to risks typical of an international business, including, but not limited to: different economic conditions; changes in political climate; differing tax structures; other regulations and restrictions; and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company for the quarter ended March 31, 2000 was not material.

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

         None

Item 5.  Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Report.

         Exhibit
         Number     Description
         ------     -----------

         27.1       Financial Data Schedule

         99.1 (1)   Press Release dated March 13, 2000.

         99.2 (1) Amendment to Rights Agreement between Aspect Development, Inc. and U.S. Stock Transfer Corporation, dated March 12, 2000.

         ------------

         (1) Incorporated by reference to Registrant's Current Report on Form 8-K filed on March 17, 2000.

         (b)   Reports on Form 8-K during the quarter ended March 31, 2000:

                    On March 17, 2000, the Company filed a Report on Form 8-K
               reporting that on March 13, 2000, Aspect announced that it entered into a definitive merger agreement with i2. The definitive merger agreement contemplates that, subject to the satisfaction of certain conditions contained therein, including the approval of the merger referred to therein by the stockholders of Aspect and i2 and the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, i2 would acquire Aspect in a stock-for-stock transaction. Upon consummation of the merger, i2 will issue or reserve for issuance approximately 44.9 million shares of its common stock for all of the outstanding equity securities of Aspect.

                    In connection with the execution of the merger agreement,
               Aspect amended its stockholders' rights plan to provide, among other things, that no person or entity would be considered to be an "acquiring person" thereunder by reason of any transaction contemplated by the merger agreement.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Aspect Development, Inc.


May 12, 2000                                 /s/ David S. Dury
                                    --------------------------------------
                                    David S. Dury
                                    Senior Vice President and Chief Financial
                                    Officer
                                    (Principal Financial and Accounting Officer)